Form 10QSB
period 1996-03-31
LION BREWERY INC
filed 1996-06-14
CIK 1008990

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549
                                     FORM 10-QSB

     (Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended    March 31, 1996
                                     ---------------------------

     [ ] Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from _____________ to _____________

     Commission file number 0-28282
                            -----------------------------------------------

                                THE LION BREWERY, INC.
     --------------------------------------------------------------------------
          (Exact Name of Small Business Issuer as Specified in Its Charter)

                    PENNSYLVANIA                                 24-0645190
     ------------------------------------                      --------------
         (State or Other Jurisdiction of                           (I.R.S.
         Incorporation or Organization)                           Employer
                                                               Identification
                                                                     No.)

                700 NORTH PENNSYLVANIA AVENUE, WILKES BARRE, PA 18703
     --------------------------------------------------------------------------
                       (Address of Principal Executive Offices)

                                    (717) 823-8801
     --------------------------------------------------------------------------
                   (Issuer's Telephone Number, Including Area Code)

                                         N/A
     --------------------------------------------------------------------------
                 (Former Name, Former Address and Former Fiscal Year,
                            if Changed Since Last Report)

          Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes        No   X
         -----     -----

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                      PROCEEDING DURING THE PRECEDING FIVE YEARS

            Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

     Yes _____  No _____

                         APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 11, 1996 -
                                                          ---------------
     3,885,051 shares outstanding
     ----------------------------

          Transitional Small Business Disclosure Format (check one):

     Yes _____  No __X__

                                THE LION BREWERY, INC.

                                    BALANCE SHEETS

                                                     MARCH 31,      SEPT. 30,
                                                       1996           1995
                                                     ---------      ---------
                                                    (UNAUDITED)

                                        ASSETS
     Current assets:
       Accounts receivable, less allowance for
         doubtful accounts of $135,000 at
         March 31, 1996 and $129,000 at
         September 30, 1995  . . . . . . . . . .   $ 2,067,000    $ 2,476,000
       Inventories . . . . . . . . . . . . . . .     2,571,000      2,003,000
       Prepaid expenses and other assets . . . .       448,000        277,000
                                                   -----------    -----------
         Total current assets  . . . . . . . . .     5,086,000      4,756,000
     Property, plant & equipment, net of
       accumulated depreciation of $1,378,000 at
       March 31, 1996 and $1,122,000 at
       September 30, 1995  . . . . . . . . . . .     3,221,000      3,254,000
     Goodwill, net of accumulated amortization of
       $476,000 at March 31, 1996 and $311,000 at
       September 30, 1995  . . . . . . . . . . .     6,121,000      6,203,000
     Deferred financing costs and other assets,
       net of accumulated amortization of
       $224,000 at March 31, 1996 and $144,000
       September 30, 1995  . . . . . . . . . . .       188,000        228,000
                                                   -----------    -----------
                                                   $14,616,000    $14,441,000
                                                   ===========    ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
       Current portion of long term debt . . . .   $ 2,239,000    $ 1,745,000
       Accounts payable  . . . . . . . . . . . .     1,818,000      1,978,000
       Accrued expenses  . . . . . . . . . . . .       687,000        478,000
       Refundable deposits . . . . . . . . . . .       192,000        171,000
       Income taxes payable  . . . . . . . . . .        75,000        330,000
                                                   -----------    -----------
                                                     5,011,000      4,702,000
     Long-term debt, less current portion  . . .     5,621,000      6,131,000
     Net pension liability . . . . . . . . . . .       218,000        218,000
     Deferred income taxes . . . . . . . . . . .       285,000        351,000
                                                   -----------    -----------
         Total liabilities . . . . . . . . . . .    11,135,000     11,402,000
                                                   -----------    -----------
     Warrants    . . . . . . . . . . . . . . . .             0        722,000
                                                   -----------    -----------
     Redeemable equity . . . . . . . . . . . . .       811,000              0
                                                   -----------    -----------
     Stockholders' equity:
       Common stock, $.01 par value; 10,000,000
         shares authorized; 1,851,183 shares
         issued and outstanding  . . . . . . . .        19,000         19,000
       Additional paid-in capital  . . . . . . .     1,304,000      1,304,000
       Adjustment to reflect minimum pension
         liability, net of deferred income taxes       (10,000)       (10,000)
       Retained earnings . . . . . . . . . . . .     1,357,000      1,004,000
                                                   -----------    -----------
         Total stockholders' equity  . . . . . .     2,670,000      2,317,000
                                                   -----------    -----------
         Total liabilities and stockholders'
           equity  . . . . . . . . . . . . . . .   $14,616,000    $14,441,000
                                                   ===========    ===========

                The accompanying notes to financial statements are an integral part of these financial statements.

                                THE LION BREWERY, INC.

                                 STATEMENTS OF INCOME
                                     (Unaudited)

                        Three months ended March 31, Six months ended March 31,
                        ---------------------------  -------------------------
                                1996        1995         1996          1995
                                ----        ----         ----          ----
     Gross sales . . . . .   $5,957,000 $5,856,000  $11,986,000    $11,566,000
     Less excise taxes . .       94,000     89,000      201,000        176,000
                             ---------- ----------  -----------    -----------
     Net sales . . . . . .    5,863,000  5,767,000   11,785,000     11,390,000
     Cost of sales . . . .    4,460,000  4,444,000    8,930,000      8,847,000
                             ---------- ----------  -----------    -----------
       Gross profit  . . .    1,403,000  1,323,000    2,855,000      2,543,000
                             ---------- ----------  -----------    -----------
     Operating expenses:
       Delivery  . . . . .      214,000    216,000      409,000        414,000
       Selling, advertising
         and promotional
         expenses  . . . .      254,000    215,000      474,000        387,000
       General and
         administrative  .      350,000    343,000      705,000        704,000
                             ---------- ----------  -----------    -----------
                                818,000    774,000    1,588,000      1,505,000
                             ---------- ----------  -----------    -----------
       Operating income  .      585,000    549,000    1,267,000      1,038,000
     Interest expense and
       amortization
       of debt discount  .      234,000    268,000      465,000        547,000
                             ---------- ----------  -----------    -----------
       Income before
         provision for
         income taxes  . .      351,000    281,000      802,000        491,000
     Provision for income
       taxes . . . . . . .      157,000    131,000      360,000        229,000
                             ---------- ----------  -----------    -----------
       Net income  . . . .      194,000    150,000      442,000        262,000
     Warrant accretion . .            0          0       89,000              0
                             ---------- ----------  -----------    -----------
     Net income available
       to common
       shareholders  . . .   $  194,000 $  150,000  $   353,000    $   262,000
                             ---------- ----------  -----------    -----------
     Net income
       per share . . . . .   $     0.09 $     0.07  $      0.17    $      0.12
                             ========== ==========  ===========    ===========
     Weighted average
       shares
       outstanding . . . .    2,045,000  2,190,000    2,045,000      2,190,000
                             ========== ==========  ===========    ===========


           The accompanying notes to financial statements are an integral part of these financial statements.

                                THE LION BREWERY, INC.

                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                     SIX MONTHS ENDED MARCH 31,
                                                     --------------------------
                                                         1996          1995
                                                         ----          ----
      Cash flow from operating activities:
      Net income  . . . . . . . . . . . . . . . . .  $  442,000    $  262,000
      Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization . . . . . .     435,000       447,000
          Bad debt expense  . . . . . . . . . . . .       6,000        18,000
          Provision for inventory reserve . . . . .      25,000             0
          Benefit for deferred income taxes . . . .     (66,000)      (93,000)
        Changes in assets and liabilities:
          (Increase) decrease in:
            Accounts receivable . . . . . . . . . .     403,000       783,000
            Inventories . . . . . . . . . . . . . .    (593,000)     (243,000)
            Prepaid expenses and other assets . . .     147,000       188,000
          Increase (decrease) in:
            Accounts payable, accrued expenses and       70,000       (15,000)
              refundable deposits . . . . . . . . .
            Income taxes payable  . . . . . . . . .    (255,000)      119,000
            Pension liability . . . . . . . . . . .           0         2,000
                                                      ---------     ---------
              Cash provided by operating activities     614,000     1,468,000
                                                      ---------     ---------
      Cash flows from investing activities:
        Purchase of equipment . . . . . . . . . . .    (232,000)     (165,000)
                                                      ---------     ---------
      Cash flows from financing activities:
        Deferred financing costs  . . . . . . . . .           0       (18,000)
        Deferred costs relating to initial public
          offering  . . . . . . . . . . . . . . . .    (318,000)            0
        Issuance of long term debt  . . . . . . . .           0       500,000
        Net additions (reductions) in line of
          credit  . . . . . . . . . . . . . . . . .     411,000    (1,477,000)
        Repayment of long term debt . . . . . . . .    (475,000)     (449,000)
                                                      ---------     ---------
          Net cash used in financing activities . .    (382,000)   (1,444,000)
                                                      ---------     ---------
            Net increase (decrease) in cash . . . .           0      (141,000)
      Cash, beginning of year . . . . . . . . . . .           0       141,000
                                                      ---------     ---------
      Cash, end of year . . . . . . . . . . . . . .  $        0    $        0
                                                      =========     =========
      Supplementary disclosure of cash flow
       information:
        Cash paid for:
          Interest  . . . . . . . . . . . . . . . .  $  250,000    $  507,000
                                                      =========     =========
          Income taxes  . . . . . . . . . . . . . .  $  680,000    $  149,000
                                                      =========     =========

           The accompanying notes to financial statements are an integral part of these financial statements.

                                THE LION BREWERY, INC.

                            NOTES TO FINANCIAL STATEMENTS



     1.  BASIS OF PRESENTATION:

       The financial statements and accompanying information as of March 31, 1996 and for the three and six month periods ended March 31, 1996 and 1995 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of results for the entire year. The interim financial statements and the related notes should be read in conjunction with the notes to the financial statements of the Company included in the Form SB-2 (File No. 333-01644) declared effective by the Securities and Exchange Commission on May 1, 1996.


     2.  PUBLIC OFFERING OF EQUITY SECURITIES:

       On May 2, 1996, the Company completed an initial public offering of equity securities. 1,875,000 shares of common stock were sold for $6.00 per share by the Company during this offering and the partial exercise of the over-allotment option. The proceeds of the initial public offering, net of the underwriting commissions and including the partial exercise of the over-allotment option, totaled $10,462,500. A portion of these proceeds were used to repay indebtedness of the Company of $7,947,800 and to retire 132,696 shares of Common Stock, in connection with the termination of a loan agreement, at a cost of $950,000. The repayment of the indebtedness included all of the remaining acquisition debt and the Company's line of credit, which had an outstanding balance of $919,800. The remaining proceeds from the offering will be used to pay costs related to the offering and for other corporate needs.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


     OVERVIEW

     The Lion Brewery, Inc. is a brewer and bottler of brewed beverages, including malta, specialty beers and specialty soft drinks. Malta is a non-alcoholic brewed beverage popular with the Caribbean and certain other segments of the Hispanic population, which the Company produces for distribution primarily in the eastern United States. The Company produces malta for the major Hispanic food distribution companies including Goya Foods, Vitarroz, Ceverceria India and 7-Up/RC of Puerto Rico and is the dominant producer of malta in the continental United States. Specialty beers, generally known as craft beers, are brewed by the Company for both sale under its own brands (label) and on a contract basis for other breweries and marketers of craft beer brands. Craft beers are distinguishable from other domestically produced beers by their fuller flavor and adherence to traditional European brewing styles. The Company also produces specialty soft drinks, including all-natural brewed ginger beverages, on a contract basis for third parties. In addition, the Company brews beer for sale under traditional Company-owned labels for the local market at popular prices.

     The Company label craft beers include 1857 Premium Lager, Stegmaier Porter, Liebotschaner Cream Ale, Brewery Hill Black and Tan, Brewery Hill Honey Amber, Brewery Hill Raspberry Red and Brewery Hill Pale Ale. Company label beers, brewed in its own brewery, have won several prestigious awards. The Company's flagship lager, 1857 Premium Lager, was voted the Best American Premium Lager at the Great American Beer Festival in 1994. In addition, Liebotschaner Cream Ale won back to back Gold Medals in the American Lager Cream Ale Category, in 1994 and 1995 at the Great American Beer Festival. Company brands recently captured two Silver Medals at the World Beer Championships. Furthermore, the craft beers and specialty soft drinks brewed under contract have won several awards.

     RESULTS OF OPERATIONS

     SIX MONTHS ENDED MARCH 31, 1996 AND 1995


     GROSS SALES AND EXCISE TAXES

     The Company's gross sales increased 3.6% to $11,986,000 in the six months ended March 31, 1996 from $11,566,000 in the six months ended March 31, 1995. Gross sales of craft beer represented 14.1% of gross sales in the first six months of fiscal 1996, up from 11.4% in the comparable period of fiscal 1995. Gross sales of Company label craft beers increased $604,000 or 215.7% in the first six months of fiscal 1996, as compared to the same period of fiscal 1995, increasing to $884,000 from $280,000. Gross sales of popular priced beer decreased 14.0% to $547,000 in the first six months of fiscal 1996, from $636,000 in the first six months of fiscal 1995.

     The Company is required to pay federal and state excise taxes on sales of its beer. The federal excise tax increases from $7 to $18 per barrel on production over 60,000 barrels. Total excise taxes increased 14.2% to $201,000 in the first six months of fiscal 1996 from $176,000 in the same period of fiscal 1995. Excise taxes increased in the first six months of fiscal 1996, because the excise taxes were accrued at a rate higher than $7 per barrel in expectation that beer production for calendar 1996 will exceed 60,000 barrels.

     NET SALES

     The Company's net sales increased 3.5% to $11,785,000 in the six months ended March 31, 1996 from $11,390,000 in the six months ended March 31, 1995. Net sales of craft beer increased 28.2% to $1,567,000 in the first six months of fiscal 1996, up from $1,222,000 in the same period of fiscal 1995. Net sales of craft beers produced under the Company's own labels increased 217.6% to $832,000 in the first six months of fiscal 1996, as compared to $262,000 in the first six months of fiscal 1995. Malta sales decreased $134,000 or 1.5% to $8,766,000 in the first six months of fiscal 1996, from $8,900,000 in the comparable period of fiscal 1995. The Company expects this trend in its Malta Sales to continue throughout the second half of fiscal 1996. Sales of soft drinks increased $272,000 or 43.0% in the first six months of fiscal 1996, as compared to the same period of fiscal 1995, increasing to $904,000 from $632,000. Malta sales decreased as a percentage of net sales to 74.4% in the first six months of fiscal 1996, as compared to 78.2% in the first six months of fiscal 1995. This decrease is primarily the result of growth in net sales of Company label craft beers and sales of soft drinks, and to a lesser extent, the decrease in Malta sales. The Company continued its strategy begun in fiscal 1995 to discontinue some of the slower selling, less profitable popular priced beers. As a result, net sales of popular priced beer decreased 23.4% to $735,000, in the first six months of fiscal 1996.

     The Company increased sales of its craft beers through increased penetration in its existing markets, expansion into contiguous regional markets and new product introductions. During the first quarter of fiscal 1996, the Company introduced the "Classic Collection," a variety pack consisting of two bottles each of its six original craft beers, 1857 Premium Lager, Stegmaier Porter, Liebotschaner Cream Ale, Brewery Hill Black & Tan, Brewery Hill Honey Amber, and Brewery Hill Raspberry Red in a two 12-pack case. In addition, in late March 1996, the Company introduced Brewery Hill Pale Ale.

     GROSS MARGINS

     The Company's gross margins (gross profit as a percentage of net sales) increased to 24.2% in the first six months of fiscal 1996 from 22.3% in the first six months of fiscal 1995. The increase in gross margin was primarily the result of the growth in sales of Company label craft beers and, to a lesser extent, soft drinks.

     DELIVERY EXPENSE

     Delivery expense as a percentage of net sales decreased to 3.5% of net sales, or $409,000, during the first six months of fiscal 1996 from 3.6% of net sales or $414,000, during the first six months of fiscal 1995.
     Delivery expense remained at 4.7% of Malta sales during these periods. Malta products are shipped common carrier at the Company's expense. Substantially all beer sales are shipped F.O.B. shipping point.

     SELLING, ADVERTISING AND PROMOTIONAL EXPENSE

     Selling, advertising and promotional expenses increased 22.5% to $474,000 in the first six months of fiscal 1996 from $387,000 in the comparable period of fiscal 1995. The increase in selling, advertising and promotional expenses occurred as the Company began to gear up its Company label craft beer packaging and sales and marketing efforts. In March 1996, the Company hired Don Ladhoff as Vice President of Sales and Marketing.
     Mr. Ladhoff has over twenty years experience in the alcoholic beverage industry, most recently with Canandaigua Wine Company, Inc. Mr. Ladhoff will be responsible for spearheading the growth of Company label craft beer sales by further developing the Company's distribution system in the states it currently services and in the additional states the Company is expanding into. The Company plans to significantly increase its selling, advertising and promotional expenses to further its strategy of rapidly expanding its marketing of craft beers.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses decreased as a percentage of net sales to 6.0% in the first six months of fiscal 1996 from 6.2% in the comparable period of the previous year as a result of controlling salaries, professional fees and general overhead costs.

     OPERATING INCOME

     Operating income increased 22.1% to $1,267,000, or 10.8% of net sales, in the first six months of fiscal 1996 from $1,038,000, or 9.1% of net sales, for the same period of the previous year. This increase was substantially greater than the 3.5% increase in net sales, and was primarily attributable to the increase in craft beer sales under the Company's labels. Company label craft beers have the highest gross margins of all the Company's products.

     INTEREST EXPENSE

     Interest expense decreased 15.0% to $465,000 in the first six months of fiscal 1996, from $547,000 in the first six months of fiscal 1995. The decrease in interest expense resulted primarily from a reduction in the debt outstanding.

     PROVISION FOR INCOME TAXES

     The effective tax rate was 45% for the first six months of fiscal 1996 and 47% for the first six months of fiscal 1995. State income taxes and nondeductible goodwill amortization impact the effective tax rates.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically funded operations primarily through cash generated from operations and bank and other debt. Cash flow provided from operations was $614,000 and $1,468,000 in the first six months of fiscal 1996 and 1995, respectively. The cash flow from operations has been affected by collections of accounts receivable, changes in inventory levels maintained and income taxes payable. In the first six months of fiscal 1995, the Company made several changes to its credit and collections
     policies, which resulted in faster collection periods.   The Company has
     continued these policies through the first six months of fiscal 1996. In the first six months of fiscal 1996, the Company also significantly increased its inventory of bottles, in anticipation of summer and fall production requirements. Income taxes payable increased as the Company's income before income taxes increased 63.3% in the first six months of fiscal 1996 as compared to the same period in the previous year. In both periods, the cash provided from operations was used to purchase equipment and repay debt. In the first six months of fiscal 1996, cash provided from operations was also offset by $318,000 of costs relating to the public offering of the Company's stock.

     On May 2, 1996, the Company completed an initial public offering of equity securities. The proceeds of the initial public offering, net of the underwriting commissions and including the partial exercise of the over-allotment option, totaled $10,462,500. A portion of these proceeds were used to repay indebtedness of the Company of $7,947,800 and to retire 132,696 shares of Common Stock, in connection with the termination of a loan agreement, at a cost of $950,000. The repayment of the indebtedness included all of the remaining acquisition debt and the Company's line of credit, which had an outstanding balance of $919,800. The remaining proceeds from the offering will be used to pay costs related to the offering and other corporate needs. The Company has available $3.0 million under a revolving credit loan, which matures on September 30, 1996 and bears interest at 1% over the prime rate. The Company believes that this facility will be renewed or replaced at maturity, although there is no assurance in this regard. The amount available for borrowing under the line is based upon a percentage of eligible accounts receivable and inventory. The Company is currently in compliance with the financial covenants under its credit facility.

     The Company believes that the net proceeds from the initial public offering, together with cash flow from operations and borrowing availability under its revolving credit facility, will be sufficient to support the Company's capital expenditure and working capital requirements through the end of fiscal 1997.


     PART II.  OTHER INFORMATION


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     27.  FINANCIAL DATA SCHEDULE

                                      SIGNATURES


          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE LION BREWERY, INC.
                                        ---------------------------
                                             (Registrant)


     Date: June 12, 1996                 /s/ Charles E. Lawson
           --------------               ---------------------------
                                        CHARLES E. LAWSON
                                        President and Chief Executive
                                        Officer


     Date: June 12, 1996                 /s/ Patrick E. Belardi
           --------------               ---------------------------
                                        PATRICK E. BELARDI
                                        Vice President and Chief Financial
                                        Officer

                              EXHIBIT INDEX


         Exhibit         Description
         -------         -----------

            27            Financial Data Schedule