Form 10QSB
period 1996-06-30
LION BREWERY INC
filed 1996-08-14
CIK 1008990

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549
                                     FORM 10-QSB

     (Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934

     For the quarterly period ended    June 30, 1996
                                     ------------------

     [ ] Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from _________ to ______

     Commission file number  0-28282
                            ---------

                                THE LION BREWERY, INC.
     --------------------------------------------------------------------------
          (Exact Name of Small Business Issuer as Specified in Its Charter)

                 PENNSYLVANIA                             24-0645190
          ------------------------                  ---------------------
               (State or Other                         (I.R.S. Employer
               Jurisdiction of                        Identification No.)
               Incorporation or
                Organization)

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


                                         N/A
     ---------------------------------------------------------------------------
                 (Former Name, Former Address and Former Fiscal Year,
                            if Changed Since Last Report)

        Check whether the issuer:  (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes          No   X
        -------      ------

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                      PROCEEDING DURING THE PRECEDING FIVE YEARS

        Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

     Yes ________  No ________

                         APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes
     of common equity, as of the latest practicable date:      August 9, 1996 -
                                                          ---------------------
       3,885,051 shares outstanding
     -------------------------------

        Transitional Small Business Disclosure Format (check one):

     Yes          No   X
         --------    ------

                                THE LION BREWERY, INC.

                                    BALANCE SHEETS


                                                   June 30,          Sept. 30,
                                                    1996              1995
                                                 ------------      ------------
                                                 (Unaudited)
                            ASSETS

      Current assets:
           Cash and cash equivalents             $    507,000      $         0
           Accounts receivable, less allowance
                for doubtful accounts
                of $138,000 at June 30, 1996
                and $129,000 at September 30,
                1995                                2,823,000        2,476,000
           Inventories                              2,264,000        2,003,000
           Prepaid expenses and other assets          188,000          277,000
                                                  -----------      -----------

                Total current assets                5,782,000        4,756,000

      Property, plant & equipment, net of
           accumulated depreciation
           of $1,529,000 at June 30, 1996 and
           $1,122,000 at September 30, 1995         3,443,000        3,254,000

      Goodwill, net of accumulated
           amortization of $476,000 at June 30,
           1996 and $311,000 at
           September 30, 1995                       6,080,000        6,203,000

      Deferred financing costs and other
           assets, net of accumulated
           amortization of $144,000 September           4,000          228,000
           30, 1995                               -----------      -----------

                                                  $15,309,000      $14,441,000
                                                  ===========      ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY

      Current liabilities:
           Current portion of long term debt      $         0      $1 ,745,000
           Accounts payable                         1,744,000        1,978,000
           Accrued expenses                           774,000          478,000
           Refundable deposits                        206,000          171,000
           Income taxes payable                             0          330,000
                                                  -----------      -----------

                                                    2,724,000        4,702,000

      Long-term debt, less current portion                  0        6,131,000

      Net pension liability                           218,000          218,000

      Deferred income taxes                           253,000          351,000
                                                  -----------      -----------

                Total liabilities                   3,195,000       11,402,000
                                                  -----------      -----------

      Warrants                                              0          722,000
                                                  -----------      -----------

                                                     June 30,        Sept. 30,
                                                      1996             1995
                                                  ------------     -------------
                                                   (Unaudited)

      Stockholders' equity:
           Common stock, $.01 par value;
                10,000,000 shares authorized;
                3,885,051 and 1,851,183 shares
                issued and outstanding at June 30,
                1996 and September 30, 1995,
                respectively                           39,000         19,000
           Additional paid-in capital              10,612,000      1,304,000
           Adjustment to reflect minimum
                pension liability, net of
                deferred income taxes                 (10,000)       (10,000)
           Retained earnings                        1,473,000      1,004,000
                                                  -----------    -----------

                Total stockholders' equity         12,114,000      2,317,000
                                                  -----------    -----------

                Total liabilities and             $15,309,000    $14,441,000
                stockholders' equity              ===========    ===========

        The accompanying notes to financial statements are an integral part of these financial statements.

                                THE LION BREWERY, INC.

                                 STATEMENTS OF INCOME
                                     (Unaudited)

                                               Three months ended June 30,
                                               ----------------------------
                                                     1996          1995
                                                     ----          -----

        Gross sales                                $7,288,000     $6,531,000
        Less excise taxes                             192,000        105,000
                                                   ----------     ----------

        Net sales                                   7,096,000      6,426,000

        Cost of sales                               5,382,000      4,715,000
                                                  -----------     ----------

             Gross profit                           1,714,000      1,711,000
                                                  -----------     ----------

        Operating expenses:
             Delivery                                 183,000        217,000
             Selling, advertising and
             promotional expenses                     298,000        215,000
             General and administrative               367,000        316,000
                                                   ----------     ----------

                                                      848,000        748,000
                                                   ----------     ----------

             Operating income                         866,000        963,000

        Interest expense and amortization              83,000        258,000
        of debt discount                           ----------     ----------

             Income before provision for
                  income taxes and
                  extraordinary item                  783,000        705,000
        Provision for income taxes                    345,000        329,000
                                                   ----------     ----------

             Income before extraordinary
             item                                     438,000        376,000

        Extraordinary item, net of income
             tax benefit of $228,000                  322,000              0
                                                   ----------     ----------

        Net income                                    116,000        376,000

        Warrant accretion                                   0        175,000
                                                   ----------     ----------

        Net income available to common             $  116,000     $  201,000
        shareholders                               ==========     ==========

        Income per share before
             extraordinary item per share           $    0.13     $     0.11
                                                    =========     ==========

        Net income per share                        $    0.02     $     0.11
                                                    =========     ==========

        Weighted average shares outstanding         3,323,000      1,898,000
                                                    =========      =========


                                             Nine months ended June 30,
                                             --------------------------
                                                   1996           1995
                                                   -----         ------

        Gross sales                             $19,274,000     $18,097,000
        Less excise taxes                           393,000         281,000
                                                -----------     -----------

        Net sales                                18,881,000      17,816,000

        Cost of sales                            14,312,000      13,562,000
                                                -----------     -----------

             Gross profit                         4,569,000       4,254,000
                                                -----------     -----------

        Operating expenses:
             Delivery                               592,000         631,000
             Selling, advertising and
             promotional expenses                   772,000         602,000
             General and                          1,071,000       1,020,000
             administrative                      ----------    ------------

                                                  2,435,000       2,253,000
                                                 ----------    ------------

             Operating income                     2,134,000       2,001,000

        Interest expense and                        548,000         805,000
        amortization of debt discount             ---------    ------------

             Income before provision
                  for income taxes and
                  extraordinary item              1,586,000       1,196,000
        Provision for income taxes                  705,000         558,000
                                                  ---------    ------------

             Income before
             extraordinary item                     881,000         638,000

        Extraordinary item, net of
             income tax benefit of $228,000         322,000               0
                                                  ---------    ------------

        Net income                                  559,000         638,000

        Warrant accretion                            89,000         175,000
                                                   --------    ------------

        Net income available to common          $   470,000     $   463,000
        shareholders                            ===========     ===========

        Income per share before
             extraordinary item per share       $      0.32      $     0.24
                                                ===========     ===========

        Net income per share                     $     0.19      $     0.24
                                                 ==========      ==========

        Weighted average shares                   2,469,000       1,898,000
        outstanding                              ==========      ==========

        The accompanying notes to financial statements are an integral part of these financial statements.

                                THE LION BREWERY, INC.

                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                                  Nine months ended June 30,
                                                                 ----------------------------
                                                                     1996           1995
                                                                     -----          -----
         Cash flows from operating activities:
         Net income                                                $559,000     $  638,000
         Adjustments to reconcile net income to net cash
           provided by operating activities:
                     Extraordinary item                             550,000              0
                     Depreciation and amortization                  633,000        673,000
                     Bad debt expense                                 9,000         27,000
                     Provision for inventory reserve                 60,000              0
                     Benefit for deferred income taxes              (98,000)      (105,000)
               Changes in assets and liabilities:
                     (Increase) decrease in:
                           Accounts receivable                     (356,000)      (109,000)
                           Inventories                             (321,000)      (256,000)
                           Prepaid expenses and other assets         89,000        270,000
                     Increase (decrease) in:
                           Accounts payable, accrued expenses
                             and refundable deposits                 97,000        (40,000)
                           Income taxes payable                    (330,000)       277,000
                           Pension liability                              0         (7,000)
                                                                -----------     ----------

                                 Cash provided by operating         892,000      1,368,000
                                   activities                   -----------     ----------

         Cash flows from investing activities:                     (596,000)      (230,000)
               Purchase of equipment                            -----------     ----------

         Cash flows from financing activities:
               Net proceeds from sale of common stock             9,466,000              0
               Repurchase of common stock                          (950,000)             0
               Deferred financing costs                                   0        (26,000)
               Issuance of long term debt                                 0        500,000
               Net additions (reductions) in line of credit        (721,000)      (687,000)
               Repayments of long term debt                      (7,584,000)    (1,066,000)
                                                                -----------     ----------

                     Net cash provided by (used in) financing       211,000     (1,279,000)
                       activities                               -----------     ----------

                           Net increase (decrease) in cash          507,000       (141,000)


         Cash and cash equivalents, beginning of year                     0        141,000
                                                                -----------     ----------

         Cash and cash equivalents, end of year                  $  507,000     $        0
                                                                ===========     ==========

         Supplementary disclosure of cash flow information:
               Cash paid for:                                    $  517,000    $   725,000
                     Interest                                    ==========    ===========
                     Income taxes                                 $ 940,000    $   333,000
                                                                 ==========    ===========

        The accompanying notes to financial statements are an integral part of these financial statements.

                                THE LION BREWERY, INC.


                            NOTES TO FINANCIAL STATEMENTS



     1.   BASIS OF PRESENTATION:

          The financial statements and accompanying information as of June 30, 1996 and for the three and nine month periods ended June 30, 1996 and 1995 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of results for the entire year. The interim financial statements and the related notes should be read in conjunction with the notes to the financial statements of the Company included in the Form SB-2 (File No. 333-1644) declared effective by the Securities and Exchange Commission on May 1, 1996.

     2.   PUBLIC OFFERING OF EQUITY SECURITIES:

          On May 2, 1996, the Company completed an initial public offering of equity securities. 1,875,000 shares of common stock were sold for $6.00 per share by the Company during this offering and the partial exercise of the over-allotment option. The proceeds of the initial public offering, including the partial exercise of the over-allotment option, net of the underwriting commissions and expenses totaled $9,467,000. A portion of these proceeds were used to repay indebtedness of the Company of $7,948,000 and to retire 132,696 shares of Common Stock, in connection with the termination of a loan agreement, at a cost of $950,000. The repayment of the indebtedness included the Company's line of credit.

          In connection with this offering, the Company issued warrants to the underwriters to purchase up to 135,000 shares of common stock at an exercise price of $7.20, which are exercisable for a period of five years from the date of the offering. The holders have certain rights to obtain the registration of these shares under the Securities Act.


     3.   EXTRAORDINARY ITEM:

          The extraordinary item consists of prepayment penalties of $160,000, unamortized debt discounts of $213,000 and the write-off of unamortized deferred financing costs of $177,000 related to the early extinguishment of debt, net of an income tax benefit of $228,000.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


     OVERVIEW

     The Lion Brewery, Inc. is a brewer and bottler of brewed beverages, including malta, specialty beers and specialty soft drinks. Malta is a non-alcoholic brewed beverage popular with the Caribbean and certain other segments of the Hispanic population, which the Company produces for distribution primarily in the eastern United States. The Company produces malta for the major Hispanic food distribution companies including Goya Foods, Vitarroz, Ceverceria India and 7-Up/RC of Puerto Rico and is the dominant producer of malta in the continental United States Specialty beers, generally known as craft beers, are brewed by the Company for both sale under its own brands (label) and on a contract basis for other breweries and marketers of craft beer brands. Craft beers are distinguishable from other domestically produced beers by their fuller flavor and adherence to traditional European brewing styles. The Company also produces specialty soft drinks, including all-natural brewed ginger beverages, on a contract basis for third parties. In addition, the Company brews beer for sale under traditional Company-owned labels for the local market at popular prices.

     The Company label craft beers include 1857 Premium Lager, Stegmaier Porter, Liebotschaner Cream Ale, Brewery Hill Black and Tan, Brewery Hill Honey Amber, Brewery Hill Raspberry Red, Brewery Hill Pale Ale and Brewery Hill Cherry Wheat. Company label beers, brewed in its own brewery, have won several prestigious awards. The Company's flagship lager, 1857 Premium Lager, was voted the Best American Premium Lager at the Great American Beer Festival in 1994. In addition, Liebotschaner Cream Ale won back to back Gold Medals in the American Lager Cream Ale Category, in 1994 and 1995 at the Great American Beer Festival. Company brands recently captured the following medals at the 1996 World Beer Championships:

          Brewery Hill Cherry Wheat        Gold Medal - 1st Place World Champ
          1857 Premium Lager               Silver Medal
          Stegmaier Gold Medal Beer        Silver Medal

     The Company's Brewery Hill Honey Amber won the Bronze Award Specialty category at the 1996 World Beer Cup. Furthermore, the craft beers and specialty soft drinks brewed under contract have won several awards.

     RESULTS OF OPERATIONS

     NINE MONTHS ENDED JUNE 30,1996 AND 1995


     GROSS SALES AND EXCISE TAXES


     The Company's gross sales increased 6.5% to $19,274,000 in the nine months ended June 30, 1996 from $18,097,000 in the nine months ended June 30, 1995. Gross sales of craft beer represented 20.1% of gross sales in the first nine months of fiscal 1996, up from 12.2% in the comparable period of fiscal 1995.

     The Company is required to pay federal and state excise taxes on sales of its beer. The federal excise tax increases from $7 to $18 per barrel on production over 60,000 barrels. Total excise taxes increased 39.9% to $393,000 in the first nine months of fiscal 1996 from $281,000 in the same period of fiscal 1995. Excise taxes increased in the first nine months of fiscal 1996, because the excise taxes were accrued at a rate higher than $7 per barrel in expectation that beer production for calendar 1996 will exceed 60,000 barrels.

     NET SALES

     The Company's net sales increased 6.0% to $18,881,000 in the nine months ended June 30, 1996 from $17,816,000 in the nine months ended June 30, 1995. Net sales of craft beer increased 75.5% to $3,602,000 in the first nine months of fiscal 1996, up from $2,053,000 in the same period of fiscal 1995. Net sales of craft beers produced under the Company's own labels through the Company's distributor network, which excludes Beers Across America, a mail order craft beer supplying club, increased 126.6% to $1,321,000 in the first nine months of fiscal 1996, as compared to $583,000 in the first nine months of fiscal 1995. In fiscal 1995, the Company had net sales of Company label craft beers of $134,000 to Beers Across America, which were not repeated in fiscal 1996. Malta sales decreased $711,000 or 5.2% to $12,926,000 in the first nine months of fiscal 1996, from $13,637,000 in the comparable period of fiscal 1995. The Company expects this trend to continue throughout the fourth quarter of fiscal 1996. Malta sales decreased as a percentage of net sales to 68.5% in the first nine months of fiscal 1996, as compared to 76.5% in the first nine months of fiscal 1995. This decrease is primarily the result of growth in net sales of Company label craft beers and sales of soft drinks, and to a lesser extent, the decrease in malta sales. Sales of soft drinks increased $363,000 or 29.6% in the first nine months of fiscal 1996, as compared to the same period of fiscal 1995, increasing to $1,590,000 from $1,227,000. The Company continued its strategy which began in fiscal 1995 to discontinue some of the slower selling, less profitable popular priced beers. As a result of this strategy, net sales of popular priced beer decreased 15.1% to $763,000, in the first nine months of fiscal 1996.

     The Company increased sales of its craft beers through increased penetration in its existing markets, expansion into contiguous regional markets and new product introductions. New product introductions during fiscal 1996 included the "Classic Collection" in the first quarter of fiscal 1996, Brewery Hill Pale Ale in late March 1996 and Brewery Hill Cherry Wheat in late May 1996. In April 1996, the Company began producing under contract, One Eyed Jack, an alcoholic lemon brew. During the 3rd quarter of fiscal 1996, the Company sold 156,000 cases of One Eyed Jack. One Eyed Jack is currently distributed in 33 states.

     GROSS MARGINS

     The Company's gross margins (gross profit as a percentage of net sales) increased to 24.2% in the first nine months of fiscal 1996 from 23.9% in the first nine months of fiscal 1995. The increase in gross margin was primarily the result of the growth in sales of craft beers and, to a lesser extent, soft drinks. This growth has been offset significantly by lower paper recycling income and higher malt prices.

     DELIVERY EXPENSE

     Delivery expense as a percentage of net sales decreased to 3.1% of net sales, or $592,000, during the first nine months of fiscal 1996 from 3.5% of net sales or $631,000, during the first nine months of fiscal 1995. Delivery expense remained at 4.6% of Malta sales during these periods. Malta products are shipped common carrier at the Company's expense. Substantially all beer sales are shipped F.O.B. shipping point.

     SELLING, ADVERTISING AND PROMOTIONAL EXPENSE

     Selling, advertising and promotional expenses increased 28.2% to $772,000 in the first nine months of fiscal 1996 from $602,000 in the comparable period of fiscal 1995. The increase in selling, advertising and promotional expenses occurred as the Company began to gear up its Company label craft beer packaging and sales and marketing efforts. The Company introduced the "Classic Collection" in late November 1995, Brewery Hill Pale Ale in late March 1996 and Brewery Hill Cherry Wheat in late May 1996. A significant portion of the Company's sales and marketing efforts is dedicated to the introduction of its new labels and the implementation of promotional programs. In March 1996, the Company hired a Vice President of Sales and Marketing to spearhead the growth of Company label craft beer sales by further developing the Company's distribution system in the states it currently services and in the additional states the Company is expanding into. The Company plans to significantly increase its selling, advertising and promotional expenses to further its strategy of rapidly expanding its marketing of craft beers. Greater emphasis has been placed on developing and implementing promotional programs on Company label craft beers with the Company's distributors.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were 5.7% of net sales in the first nine months of fiscal 1996 and 1995. General and administrative expenses increased 5.0%, increasing $51,000 to $1,071,000 in the first nine months of fiscal 1996. The increase is primarily attributable to legal fees, and insurance and other costs relating to being a public company. The legal fee increase primarily relate to the negotiation of a four year collective bargaining contract which expires May 31, 2000.

     OPERATING INCOME

     Operating income increased 6.7% to $2,134,000, or 11.3% of net sales, in the first nine months of fiscal 1996 from $2,001,000, or 11.2% of net sales, for the same period of the previous year. The growth in the Company's operating income has been offset by lower paper recycling income, higher malt prices and increased sales and marketing expenditures.

     INTEREST EXPENSE

     Interest expense decreased 31.9% to $548,000 in the first nine months of fiscal 1996, from $805,000 in the first nine months of fiscal 1995. The decrease in interest expense resulted primarily from the repayment of the debt outstanding with the proceeds from the initial public offering.

     PROVISION FOR INCOME TAXES

     The effective tax rate was 44% for the first nine months of fiscal 1996 and 47% for the first nine months of fiscal 1995. State income taxes and nondeductible goodwill amortization impact the effective tax rates.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically funded operations primarily through cash generated from operations and bank and other debt. On May 2, 1996, the Company completed an initial public offering of equity securities. The proceeds of the initial public offering, including the partial exercise of the over-allotment option, net of the underwriting commissions and expenses totaled $9,467,000. A portion of these proceeds were used to repay indebtedness of the Company of $7,948,000 and to retire 132,696 shares of Common Stock, in connection with the termination of a loan agreement, at a cost of $950,000. The repayment of the indebtedness included the Company's working capital line of credit, which had an outstanding balance of $920,000. The Company has available $3.0 million under a revolving credit loan, which matures on September 30, 1996 and bears interest at 1% over the prime rate. The Company believes that this facility will be renewed or replaced at maturity, although there is no assurance in this regard. The amount available for borrowing under the line is based upon a percentage of eligible accounts receivable and inventory. The Company is currently in compliance with the financial covenants under its credit facility.

     In the process of repaying the debt outstanding with the proceeds of the offering, the Company incurred extraordinary charges of $550,000, before income tax benefit. The charges consisted of prepayment penalties of $160,000, unamortized debt discounts of $213,000 and the write-off of unamortized deferred financing costs of $177,000 related to the early extinguishment of debt.

     Cash flows provided from operations were $892,000 and $1,368,000 in the first nine months of fiscal 1996 and 1995, respectively. The cash flows from operations have been affected by collections of accounts receivable, changes in inventory levels maintained and income taxes payable. In the first nine months of fiscal 1995, the Company made several changes to its credit and collections policies, which resulted in faster collection periods. The Company has continued these policies through the first nine months of fiscal 1996. Taking these changes into consideration, the increase in accounts receivable is consistent with the increase in the Company's sales. In the first nine months of fiscal 1996, the Company also significantly increased its inventory of bottles, in anticipation of summer and fall production requirements. Although the Company's income before extraordinary items and income taxes increased 32.6% in the first nine months of fiscal 1996 as compared to the same period in the previous year, income taxes payable decreased primarily as a result of the tax benefit of $228,000 generated by the extraordinary charge. In fiscal 1996, the cash provided from operations was used to purchase equipment and pay costs related to the offering. A portion of the proceeds from the initial public offering were used to repay the Company's working capital line of credit borrowings outstanding. In fiscal 1995, the cash provided from operations was used to purchase equipment and repay debt.

     During the first nine months of fiscal 1996, the Company expended $596,000 on capital improvements. The Company has begun its capital expenditure program to increase its annual production capacity from 340,000 to 400,000 barrels. The Company is currently adapting the seven ounce bottling line to also accommodate 12oz. bottles, upgrading the boiler and refurbishing existing storage tanks.

     The Company believes that the net proceeds from the initial public offering, together with cash flow from operations and borrowing availability under its revolving credit facility, will be sufficient to support the Company's capital expenditure and working capital requirements through the end of fiscal 1997.


     PART II. OTHER INFORMATION

             ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

             EXHIBIT 27. FINANCIAL DATA SCHEDULE

                                      SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   THE LION BREWERY, INC.
                                   --------------------------------------
                                   (Registrant)


     Date:  August 12, 1996        /s/ Charles E. Lawson
            ---------------        --------------------------------------
                                   CHARLES E. LAWSON
                                   President and Chief Executive Officer


     Date:  August 12, 1996        /s/ Patrick E. Belardi
            ---------------        --------------------------------------
                                   PATRICK E. BELARDI
                                   Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

                 Exhibit        Description
                 -------        -----------

                   27           Financial Data Schedule