Form 10KSB
period 1996-09-30
LION BREWERY INC
filed 1996-12-30
CIK 1008990

FORM 10-KSB

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

     (Mark One)
     [  X  ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended September 30, 1996
                                          OR

     [      ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from  ............ to .............

     Commission File No. 0-28282

                                THE LION BREWERY, INC.
     (Exact Name of Small Business Issuer as Specified in Its Charter)

     PENNSYLVANIA                                   24-0645190
     (State or Other Jurisdiction of              (I.R.S. Employer
     Incorporation or Organization)               Identification No.)

                700 NORTH PENNSYLVANIA AVENUE, WILKES BARRE, PA 18703
                       (Address of Principal Executive Offices)

     Registrant's telephone number, including area code (717) 823-8801

     Securities registered pursuant to Section 12(b) of the Act: NONE

     Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK

     Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes   X    No
         ------   ------
     Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
     amendment to this Form 10-KSB. [       ]

     State the aggregate market value of the registrant's shares held by non-affiliates at December 27, 1996: $9,209,755.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: December 27, 1996 3,885,052 shares outstanding

     State issuer's revenues for its most recent fiscal year:  $26,439,000

     Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                     ---   ----

                         DOCUMENTS INCORPORATED BY REFERENCE

     The definitive proxy statement for the registrant's 1997 Annual Report, to be filed with the Commission no later than 120 days after the close of the registrant's fiscal year, has been incorporated by reference, in whole or in part, for Part III of this Annual Report.

                                    PART I.

     ITEM 1.   BUSINESS:

     GENERAL

          The Lion Brewery, Inc. ("The Lion Brewery" or the "Company") is a producer and bottler of brewed beverages, including malta, specialty beers and specialty soft drinks. The Lion Brewery was incorporated in Pennsylvania on April 5, 1933. The Company is the dominant producer of malta in the continental United States. Specialty beers, generally known as craft beers, are brewed by the Company both for sale under its own label and on a contract basis. Craft beers are distinguishable from other domestically produced beers by their fuller flavor and adherence to traditional European brewing styles. In 1996, the Company produced a flavored, alcoholic, malt based brew under contract. The Company also produces specialty soft drinks, including all-natural brewed ginger beverages, on a contract basis for third parties. The Lion Brewery also brews beer for sale under traditional Company owned labels for the local market at popular prices.

          The Company's growth strategy is to rapidly expand its production and marketing of specialty beers, while maintaining the growth in its non-alcoholic beverages. By owning and operating its own brewery and with its significant brewing and packaging experience, the Company believes it is well positioned to optimize the quality and consistency of its products as well as to formulate new products. The Company plans to increase sales of its specialty beer labels through increased penetration of these brands in its existing markets, expansion into contiguous regional markets, new product introductions, increased marketing efforts and additions to brewing and bottling capacity.

          The Company's original specialty beers - 1857 Premium Lager, Liebotschaner Cream Ale and Stegmaier Porter - are reminiscent of the Company's rich beer brewing heritage. Since the brewhouse was built at the turn of the century in Wilkes-Barre, Pennsylvania, The Lion Brewery is the
     beneficiary of a long brewing tradition.   The Company's flagship line of
     distinctive full-flavored beers are marketed under the Brewery Hill name. The Company currently produces seven styles of beer under the Brewery Hill label, two of which are seasonal flavors. Brewery Hill PennCenntenial Lager was recently introduced in November 1996 along with our winter seasonal, Brewery Hill Caramel Porter.

          The Company established its reputation as a quality leader in the rapidly growing craft beer market by winning three Gold Medals at the Great American Beer Festival. The Lion Brewery's 1857 Premium Lager was voted Best American Premium Lager in 1994 and Liebotschaner Cream Ale won back to back gold medals in the American Lager Cream Ale Category in 1994 and 1995. In 1996, the Company has also received the following awards at the World Beer Championships:

          Brewery Hill Black and Tan    1st Place World Champion
          Brewery Hill Cherry Wheat     1st Place World Champion
          Brewery Hill Honey Amber      Silver Medal
          Brewery Hill Raspberry Red    Silver Medal
          1857 Premium Lager            Silver Medal
          Stegmaier Gold Medal Beer     Silver Medal
          Stegmaier Porter              Bronze Medal

          In addition, craft beers and specialty soft drinks brewed by the Company under contract have won several awards.

     COMPANY HISTORY AND INDUSTRY BACKGROUND

          The brewhouse in which the Company continues to brew its products was built at the turn of the century in Wilkes-Barre, Pennsylvania. At that time, the U.S. brewing industry comprised nearly 2,000 breweries, most of which were small operations that produced distinctive beers for local markets. The Company was incorporated as The Lion, Inc. in April 1933 to operate the brewery, which was one of the fewer than 1,000 breweries to reopen following Prohibition. Over the ensuing decades, lighter, less distinctively flavored beers appealing to broad segments of the population and supported by national advertising programs became prevalent. These beers use lower cost ingredients and are mass produced to take advantage of economies of scale. This shift toward mass produced beers coincided with extreme consolidation in the beer industry. In keeping with this consolidation trend, the Company purchased other labels including the Stegmaier brands, which had been produced on Brewery Hill in Wilkes-Barre since 1857. Of the more than 60 breweries existing in eastern Pennsylvania 50 years ago, only two, including the Lion Brewery, remain. Today, according to industry sources, approximately 90% of all domestic beer shipments come from the four largest domestic brewers.

          Beginning in the mid 1980s and continuing in the 1990s, a number of domestic craft brewers began selling higher quality, more full-flavored beers, usually in local markets, as a growing number of consumers began to migrate away from less flavorful mass-marketed beers towards greater taste and broader variety, mirroring similar trends in other beverage and food categories. As an established regional specialty brewer, the Lion Brewery believes it is well-positioned to benefit from this shift in consumer preferences. In 1995, according to industry sources, the craft beer segment increased to approximately 3.8 million barrels, representing approximately 2.1% of the 180 million barrel, $50 billion retail domestic beer market. Over the five year period ended December 31, 1995, craft beer shipments increased at a compound annual rate of approximately 40%, while shipments in the total U.S. beer industry remained relatively flat. Industry analysts have attributed this flat over-all beer consumption to a variety of factors, including increased concerns about the health consequences of consuming alcoholic beverages, safety consciousness and concerns about drinking and driving; a trend toward a diet including lighter, lower calorie beverages such as diet soft drinks, juices and sparkling water products; the increased activity of anti-alcohol consumer protection groups; an increase in the minimum drinking age from 18 to 21 years in all states; the general aging of the population; and increased federal and state excise taxes. Today the top three national brewers have entered into this fast growing craft segment by introducing their own specialty beers and/or by acquiring or investing in smaller regional craft brewers.

          Before the emergence of the market opportunity in specialty beer, the Lion Brewery diversified into other products to sustain operations and continue to utilize its brewhouse and bottling facility. The Company's strategic entry into malta production in 1982 has resulted in the Company becoming the dominant producer of malta in the continental United States. Malta was originally developed many years ago by German brewers operating in the Caribbean area. The brewers developed malta by blending the excess molasses production from sugar with grain mash. Malta is still popular throughout the Caribbean and South America. In addition to malta The Company also diversified into producing premium soft drinks in 1991.

     BUSINESS STRATEGY

          The Company intends to enhance its position as a leading producer of specialty brewed beverages by rapidly expanding production and marketing of craft beers and other malt based premium products; while maintaining the growth of its nonalcoholic brewed beverages. Key elements of the Company's business strategy are to:

               Produce High Quality Brewed Beverages. The Company is committed to producing a variety of full-flavored brewed beverages. The Company employs a Head Brewmaster, an assistant brewmaster and a brewing assistant and retains a world recognized brewing authority to ensure the high quality and consistency of its products. To monitor the quality of its products, the Company maintains its own quality control laboratory staffed with two full-time quality control technicians and submits its products for analysis to the Seibel Institute of Technology, an independent laboratory, on a continuous basis. To monitor freshness, the Company dates each bottle and case with the date and time of its bottling. The Company brews its craft beers according to traditional styles and methods, selecting and using only high quality ingredients.

               Brew Products in Company-Owned and Operated Facilities. The Company owns and operates its own brewing facility, which enables the Company to optimize the quality and consistency of its products, to achieve the greatest control over its production costs and to formulate new brewed products. The Company believes that its ability to engage in new product development through onsite experimentation in its brewhouse and to continuously monitor and control product quality in its own facilities are competitive advantages.

               Expand Distribution of Craft Beers. The Company distributes craft beer under its own labels through a network of wholesale distributor relationships. Currently the Company distributes its products in twelve states, although the majority of its sales remain concentrated in Pennsylvania. The Company intends its penetration in existing markets and to enter new markets by increasing the size of its sales force and its marketing efforts. The Company chooses wholesaler distributors that the Company believes will best promote and sell the brands. The Company, through on site tours and presentations, actively educates its distributors in the total brewing process and the growing craft beer industry.

               Introduce New Products. The Company is committed to developing and introducing new products to appeal to the strong consumer interest in full-flavored craft beers. The Company's diversified product mix and brewing expertise enhance its ability to create successful new products. The Company believes that new product introductions have helped the Company gain consumer awareness in its existing markets. Currently, the Company markets seven craft beers under the Brewery Hill label. In 1996, the Company introduced Brewery Hill Pale Ale in March, Brewery Hill Cherry Wheat; its summer seasonal, in May, Brewery Hill PennCenntenial Lager and Brewery Hill Caramel Porter; a winter seasonal, in November. The Company is also is developing new soft drink products for its contract customers.

               Increase Production Capacity and Efficiency. The Company is in the process of increasing its annual production capacity from 340,000 to 400,000 barrels based upon its anticipated product mix. This expansion will modify its existing seven ounce bottling line to also accommodate 12 oz. bottles, the bottle size for most of the Company's products. In addition, The Company has increased its fermentation and lagering capacity with the relining of nine storage tanks. The Company also completed an upgrade of a boiler and is in the process of adding a malt storage and elevation system.

               Provide a High Level of Customer Service. The Company, through its high quality brewing standards and timely availability of product, believes it provides a high level of customer service to its malta, contract craft beer and specialty soft drink customers. The Company believes its emphasis on customer service has enabled the Company to increase sales to these customers.

     PRODUCTS

          The Lion Brewery's diversified product portfolio consists of a variety of styles of malta, craft beers and specialty brewed beverages and soft drinks, including all-natural brewed ginger beverages, and popularly priced beer sold under traditional Company-owned labels. The Company distributes its products in glass bottles and kegs and its products are dated to monitor freshness.

          Malta. Malta is a non-alcoholic brewed beverage popular with the Caribbean and certain other segments of the Hispanic population, which the Company produces for distribution by major Hispanic food distribution companies primarily in the eastern United States. The leading malta brands have varying taste characteristics based on different formulations provided to the Lion Brewery by the distribution companies under whose labels the product is sold.

          The principal ingredients of malta are malt (a germinated form of barley grain), several types of fructose syrup, caramel coloring and hops in modest quantities. Significant variations made by the Company involve the addition of molasses for one customer and production with lower malt quantities and higher levels of fructose sweetener for another. The Company also brews an alcoholic form of malta called Extracto which resembles standard malta but also includes some roasted malt and hops extract to add bitterness. The Company developed for Goya Foods a malta light product using Nutrasweet. In fiscal 1996 and 1995, malta constituted approximately 68% and 73%, respectively, of the Company's annual barrel shipments and 66% and 75%, respectively, of net sales. The Lion Brewery is the dominant producer of malta in the continental United States. Malta requires substantially less production time than beer or ale. The product remains in aging tanks for only a few days, compared to up to 50 days in fermentation and lagering tanks for beer. Malta is bottled in seven ounce and 12 oz. sizes.

          Craft Beers. The Company currently produces ten distinctive, full-flavored craft beers and continually engages in the research and development of new specialty beers. The Company brews its craft beers using high quality hops, malted barley, and other natural ingredients. The Company utilizes both a lager and ale yeast in the fermentation of its beers and ales. The company distributes its craft beers only in glass bottles and kegs. All of the glass bottles are date coded for freshness and are pasteurized.

               1857 Premium Lager. This award winning lager is brewed with three different types of malt and four different types of hops. The hops are imported German Hallertau Hersbrucker, English East Kent Golding and Czech Saaz, as well as domestic U.S. Mt. Hood. This lager is distinguished by its clean, well balanced and full taste and rich golden color. 1857 Premium Lager won the Gold Medal in the American Premium Lager category at the 1994 Great American Beer Festival.

               Liebotschaner Cream Ale. Cream ale is brewed with a lager yeast at higher fermentation temperature than typical lager, creating an ale-like taste. "Lieb" has a full creamy flavor balanced by spicy, fruity characteristics from the hop finish. Lieb utilizes two different varieties of pale malt and three different varieties of hops, including imported Czech Saaz. Liebotschaner Cream Ale won consecutive Gold Medals in the American Lager Cream Ale category at the Great American Beer Festival in 1994 and 1995.

               Stegmaier Porter. This porter, or dark beer, is brewed from four different varieties of malt, including two types of roasted malt. Stegmaier Porter is brewed with the Company's ale yeast and bittered and finished with English East Kent Goldings and other hops to give a balanced flavor and excellent drinkability for a dark beer. Stegmaier Porter won a Bronze medal at the World Beer Championships in 1996.

               Brewery Hill Black and Tan. This mixture of the Lion Brewery's award winning 1857 Premium Lager and Stegmaier Porter creates a rich, full flavored beer. Brewery hill Black & Tan won first place World Champion in 1996 at the World Beer Championships.

               Brewery Hill Honey Amber. This amber beer is brewed with three different malts and utilizes English East Kent Goldings hops. It is finished with pure, locally harvested clover honey to give a balance of flavor. The result is a rich amber color and malty bouquet. Brewery Hill Honey Amber won a Sliver medal at the World Beer Championships in 1996.

               Brewery Hill Raspberry Red. This award winning ale is blended with pure and natural raspberry juices and flavors to create a balanced flavor that is a delicate blend of the sweetness and tartness of raspberries. Brewery Hill Raspberry Red placed third at the 1995 Bohager's Brew Review, People's Choice Award and won a Silver medal at the World Beer Championships in 1996.

               Brewery Hill Pale Ale. This American pale ale is brewed with two different malts and three different types of hops: English East Kent Golding, Cascade and domestic U.S. Mt. Hood. This ale is brewed with the Company's ale yeast and is kettle hopped. After a seven day fermentation period the ale then undergoes dry hopping. Unboiled hop roots are added to give this ale additional hop aroma. When finished, the pale ale has a clean malty fullness, an intense hop bitterness and a highly aromatic hop character.

               Brewery Hill Cherry Wheat. This ale is brewed using three different malts, including a generous dose of wheat malt. Brewery Hill Cherry Wheat is blended with pure and natural cherry juice and flavors to give this brew a delicate cherry flavor. Brewery Hill Cherry Wheat won first place World Champion at the World Beer Championships in 1996.

               Brewery Hill PennCentennial Lager. This handcrafted full bodied lager features four different barley malts (including Roasted Barley) and is kettled hopped with three hop varieties (including imported Hallertau Hersbrucker and Czech Saaz). PennCentennial is then dry hopped with Czech Sazz and allowed to slow age to impart an incredible balance of malt and hops and a wonderful hop aroma and flavor. Brewery Hill PennCentennial is a new world of old world brewing traditions.

               Brewery Hill Caramel Porter. This flavorful beer uses a top-fermenting ale yeast. Caramel Porter uses four different malts, including an extra generous portion of Caramel and Chocolate malts to give Caramel Porter a very pleasant caramel and chocolate flavor and aroma. Brewery Hill Caramel Porter is a winter seasonal brew.

          The Company also brews many distinctive craft beers and other specialty malt beverages under contract for other labels. Some of these customers are microbreweries and brewpubs that need additional brewing capacity to meet their production requirements and which typically provide their own recipes. In other instances, the Company formulates beer and specialty malt beverages for customers marketing their own labels. Most of these contract brewing customers provide their own packaging and labels. The Company arranges shipment to distributors F.O.B. the Company's warehouse and handles invoicing as a service to these customers. Among the Company's larger craft beer and specialty malt contract customers are:

               Stoudt Brewing Company. This microbrewery and restaurant is located in Adamstown, Pennsylvania. The Lion Brewery produces Stoudt's Golden Lager, Fest, Honey Double Bock, Mai-Bock and Scarlet Lady in bottles pursuant to Stoudt's recipes and as a supplement to Stoudt's own production. Stoudt's beers have won five awards in the last five years, four at the Great American Beer Festival and one at the World Beer Championships.

               Neuweiler Brewing Company. This craft beer marketing company is located in Allentown, Pennsylvania and sells four different styles of beer, all of which were formulated by and are brewed at the Lion Brewery. The Neuweiler Black and Tan won a Bronze Medal, Dark Lager Category, at the 1992 Great American Beer Festival.

               Tun Tavern. This company's name refers to the tavern in Philadelphia where the Marines were formed in 1775. The Lion Brewery is the sole producer for Tun Tavern. Tun Tavern premium lager is now sold in several states.

               Blue Hen Ltd. This marketer of craft beers located in Delaware sells three styles of beer formulated and produced by the Lion Brewery. The Blue Hen Lager won the Silver Medal at the World Beer Championships in both 1994 and 1995 and the Blue Hen Black and Tan won the Bronze Medal, Dark Lager category, at the 1995 World Beer Championships. In 1996, the Company began producing Blue Hen Chocolate Porter.

               Better Beverage Importers. This marketer of specialty malt beverages located in Delaware sells an alcoholic malt based lemon brew called One-Eyed Jack, which is distributed in over 30 states.

          The Lion Brewery craft beer and specialty malt beverages produced for sale under its own labels and under contract for others accounted for approximately 14% and 10% of its annual barrel shipments and 19% and 12% of its net sales in fiscal 1996 and 1995, respectively.

          SPECIALTY SOFT DRINKS. The Lion Brewery first began blending and bottling specialty soft drinks in 1987. The Company currently produces specialty soft drinks under contract for five customers including:

               Reed's. In June 1991, the Lion Brewery began producing for this customer Reed's All Natural Ginger Beer, a soft drink based on brewed ginger root. The Lion is currently the sole brewer of beverages sold under the Reed's label. Sales of this product line grew 48% and 44% in fiscal 1996 and 1995, respectively. This product was originally developed and produced in a small microbrewery in Colorado and the Company believes that Reed's is the leading brewed soft drink in health food stores. Ginger roots are processed in the Lion Brewery's brew kettle to yield this all natural brewed product. The Reed's portfolio consists of five all natural flavors of real brewed ginger products: Original, Extra, Premium, Spiced Apple and Raspberry. Reed's Original Ginger Brew was named Best Imported Food Product-Canadian Fancy Food Association and the 1991 Outstanding Beverage Finalist-National Association for the Specialty Food Trade. Reed's Spiced Apple Brew won the 1994 Outstanding Beverage Finalist-National Association for the Specialty Food Trade.

               Mad River. The Company produces eleven varieties of premium all natural blended soft drinks for Mad River. The product is sold to consumers primarily in resort locations and in upscale specialty food stores.

          The Company also produces specialty soft drinks for Goya Foods, Vitarroz and Virgil's. Specialty soft drinks accounted for approximately 12% and 10% of the Lion Brewery's barrel shipments and 9% and 8% of its net sales in fiscal 1996 and 1995, respectively.

     POPULAR PRICED BEER. The Company brews beer for sale at popular prices in local markets under several traditional Company-owned brands. A majority of this beer is bottled in 16 oz. returnable bottles. The Company is intentionally reducing its production of popular priced beer in conjunction with a general decline in market demand for lower priced beer marketed in 16 oz. returnable bottles and in recognition of the significantly greater profitability for the Company using its production capacity for craft beer. Popular priced beer accounted for approximately 6% and 7% of barrel shipments and 4% and 5% of net sales in fiscal 1996 and 1995, respectively.

     BREWING OPERATIONS

          Beer is made primarily from four natural ingredients: malted grain, hops, yeast and water. Malt suppliers prepare malt from barley grain by soaking it in water to initiate germination and then drying (kilning) the germinated grain with varying amounts of heat to vary the final characteristics of the malt (for example, more heat yields "roasted" malt). Hops grow in many varieties and impart bitterness or other distinctive flavors to the beer. Yeasts are either top-fermenting, used in ale production, or bottom fermenting, which produce lager style beers. The components of malta are primarily malted grain, water and supplemental sweeteners. Since malta is not fermented, yeast is not used.


                             THE LION BREWERY
                                BREWHOUSE

                                (Diagram)



          Brewing Process. The process of brewing beer consists of extracting fermentable sugar from the malt, brewing the liquid containing these sugars
     (wort) in combination with hops and other natural flavorings, fermenting the brewed liquid and then finishing (maturing) the beer in tanks for periods ranging from ten to 40 days depending upon the beer style. The brewing process for malta is substantially similar to that for beer except that fermentation is not involved. Malta's sweetness relative to beer is partly attributable to the malt sugars in the beverage which would be transformed to alcohol if the beverage was fermented. The brewed ginger ale made by the Company uses ginger root rather than malt as the principal ingredient. The entire brewing process for the Company's products varies from two days to 50 days, depending on the type of products brewed.

          Extracting the fermentable sugars begins with milling the dried malt. Milling consists of crushing (not grinding) the malt between pairs of rollers in the malt mill. This causes a separation of the husk from the body and also breaks the body and exposes the internal components of the barley malt for the mashing process.

          The crushed malt is then combined with specially treated brewing water at a specific temperature in the mash tub to create the mash. The Company uses the traditional upward infusion mashing system that uses three precisely controlled temperature and time plateaus to create the resultant sugar liquid called "wort." The completed mash is then filtered by gravity in the lauter tub. The filtration media is the crushed grain itself. The wort is collected and transferred to the brew kettle.

          The wort is boiled in the brew kettle for 90 to 120 minutes. During this boiling process, the precise amount of the hop varietals are added at specified time intervals to create the desired bitterness and aroma. The boiled wort is then transferred to the hot wort tank (whirlpool) where the proteins from the malt and the tannins from the hops are allowed to settle out and are removed. The wort is then rapidly cooled to the desired temperature and infused with air.

          The aerated wort is then transferred to fermentation tanks to which a precisely monitored amount of yeast of a specific type at a specific temperature is added. Air in the wort allows the yeast to remain flexible and enables it to begin a rapid and complete fermentation. After several hours, the air is depleted and the fermentation continues in an anaerobic (without air) process. The Company uses two types of yeast, a lager yeast (bottom fermenting) and an ale yeast (top fermenting). Fermentation takes seven days, and during this time the yeast will multiply dramatically. At the end of the fermentation, the yeast will be recovered for a new fermentation and the beer is transferred to a storage (lager/ruh) tank.

          The storing of beer at cold temperatures is called "lagering" and/or "ruh." The amount of time that the beer is allowed to lager varies with the type of beer, with ales having a shorter lager period than lagers. This storage period allows for the reduction of harsh flavors created during the fermentation process. It also allows for the clarification and maturing of the fine beer flavor. After lagering, the beer is filtered to remove any yeast and other insoluble materials. The beer's carbonation results from a combination of natural absorption of carbon dioxide byproduct from the fermentation process and carbonation after filtering.

          Bottling and Kegging. The Company packages its products in bottles and in the case of beer, and to a limited extent, ginger beer, in kegs.
     The bottling house has two automated bottling lines, each containing bottle filling and sealing machines, pasteurizing lines, bottle labeling equipment, bottle casing and uncasing machines and packing equipment. One line also contains capacity for bottle soaking and washing and a Majonnier flow mixer for soft drinks. Areas are set aside for packaging supplies and short term holding of finished cases pending shipment to the warehouse. Currently one bottling line handles 16 oz. and 12 oz. bottling and the other line handles seven ounce bottling for malta. The Company estimates that its current annual 12 oz. bottling capacity is approximately 3.7 million cases (270,000 barrels) and its current seven ounce bottling annual capacity is approximately 4.0 million cases (174,000 barrels).

          For most of the Company's output of 12 oz. bottled products, the Company uses recycled bottles from states that impose a bottle deposit at purchase, principally New York and Massachusetts. The inability of the Company to continue to obtain a sufficient supply of recycled bottles could have an adverse affect on the Company's results of operations. This type of glass is used for both the Lion Brewery's own labels and for contract packaged production. All seven ounce bottles are purchased new. The Company's 16 oz. returnable bottles are subject to deposit and return arrangements at the brewery.

          Quality Assurance. The Lion Brewery employs a Head Brewmaster, an assistant brewmaster and a brewing supervisor and retains the services of a world recognized brewing authority to ensure the high quality and consistency of its products. To monitor the quality of its products, the Company maintains its own quality assurance lab, employs three full-time quality assurance technicians and submits its products for analysis to the Seibel Institute of Technology, an independent laboratory, on a continuous
     basis.   The Company brews it craft beers according to traditional styles and methods, and precisely maintains and assures the highest quality and consistency within each brewing step. In order to maintain product quality for the consumer, the Company pasteurizes its bottled products. To monitor freshness, the Company dates each bottle and case with the date and time of bottling. Product is brewed in small batches which allows for a thorough analysis of each step. Each brew is carefully monitored and tasted to ensure the highest quality to the consumer. This high quality standard has allowed the Company to win three Gold Medals at the Great American Beer Festival and numerous medals at World Beer Championships.

     PRODUCT DISTRIBUTION

          The distribution of products which the Company makes under contract, including malta, specialty beers sold under other craft beer labels and brewed and blended soft drinks, is managed entirely by the contracting customer. In the case of malta and soft drinks, the customer typically distributes the product to supermarkets, specialty food markets, food service establishments and other retailers through independent or company employed sales personnel with occasional involvement of wholesalers or distributors as middlemen.

          The Company distributes its beers and ales marketed under its own brands through a network of independent distributors whose principal business is the distribution of beer and other alcoholic beverages. The Company's contract beer customers are likely to employ this independent distributor channel as well. These independent distributors resell the products to retailers which sell the beers to the consumer. Currently the Company's craft and traditional beer products are primarily being distributed through fifty-three independent distributors in twelve eastern states: Connecticut, Delaware, Georgia, Maryland, Massachusetts, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Virginia and Washington, D.C. The Company selects distributors in each market that it believes will devote attention and resources to the promotion and sales of its products. The Company believes that there are sufficient numbers of suitable independent distributors in each state to serve the Company's needs. Most of its distributors also represent a national beer brand and have established significant retail penetration in their territory to make that brand widely available. These distributors carry other brands to broaden their product offerings and in particular are increasingly seeking craft beer brands to satisfy the rising consumer demand for these types of products. Management believes that both the brewing of beer in Company-owned facilities and a corresponding regional identity are viewed positively by independent distributors in deciding whether to carry the Lion Brewery's products. The appointment of distributors is also governed by beverage laws in some states which stipulate a specific territory for each distributor. The Company has developed these distributor relationships primarily in the last 18-24 months.

     SALES AND MARKETING

          The Lion Brewery's four largest malta customers, Goya Foods, Vitarroz, Cerveceria India and 7-Up/RC Puerto Rico, accounted for 95% of the Company's total malta sales for fiscal 1996 and 1996. Mr. Lawson, the Company's Chief Executive Officer, is primarily responsible for selling and marketing these and the Company's other contract accounts. The Head Brewmaster and the Vice President of Logistics are also actively involved with these customer relationships in discussing product recipes, new product formulations, production scheduling and delivery.

          The Company's craft and traditional beers are sold to independent distributors by five full-time salespeople. The Company is primarily focused on building relationships through personal contact with its existing and new distributors to broaden the market presence of the
     Company's  craft beer.   Since the Company's   beers  are  only  a portion
     of its distributors' expanding portfolio of product offerings and compete with other beers, it is becoming more important for the Company to elevate its brand awareness with each distributor. This is accomplished by on-site training of distributors' staff and, in some cases, offering educational tours of the brewery. Several of the Company's largest distributors and their sales forces have visited the brewery to enhance their knowledge of the Company's products. The Company's sales representatives also arrange taste testings of Company beers for its distributors and supply informational literature for circulation among distributors' retail customers. To further promote its product sales, the Company periodically offers price discounts to distributors in certain markets. Distributors often participate in these price discounts. The Company anticipates that it may in the future offer such promotions in response to competitive conditions.

          The Company believes that in order to stimulate consumer demand it must educate not only its distributors but also the retailer and consumer about the freshness and quality of its products. The Lion Brewery sales force travels with distributor sales personnel to retail accounts to familiarize new accounts with Company products and to increase sales at existing accounts. The Company has participated in on-premise marketing such as product sampling and beer dinners. In addition, on premise marketing is also supported with point of sale material such as tap handles, table tents and, in some cases, neon signs.

          The Company's strategy is to increase its penetration into its existing markets while expanding to other markets. This strategy will be implemented by further developing the existing distributor relationships and establishing new distributors in target markets. The Company anticipates significantly increasing its sales and marketing efforts by hiring additional sales personnel and increasing public brand name exposure through print, outdoor and electronic advertising on a selective basis.

     COMPETITION

          The Company competes with other breweries in the production and marketing of malta and beer. Management believes that the Company is the dominant brewer of malta in the continental United States because of the high quality of its products, customer service and location in the eastern United States where the consumption of malta is concentrated. Although foreign competition has recently entered the malta market, the Company's customer service and proximity to the market has enabled it to maintain its customer base.

          In the craft beer market, the Company competes against such contract brewers as The Boston Beer Company, Inc. and Pete's Brewing Company, and other regional breweries such as Redhook Ale Brewery, Inc., Hart Brewing, Inc., Genesee Brewing Company, Inc., Pittsburgh Brewing Company, Latrobe Brewing, F. X. Matt Brewing Company and D. G. Yuengling and Son, Inc. as well the companies for which the Company performs contract brewing. The Company also faces competition from import specialty beer companies such as Bass PLC, Cerveceria Modelo, S.A. (brewer of Corona Extra), Cerveceria Moctezuma, S.A. (brewer of Dos Equis) and Heineken N.V., which currently produce premium beer. Imported beer accounts for a greater share of the domestic beer market than craft beers. The Company also competes with niche beers produced by affiliates of certain major domestic brewers as well as with craft beers produced for its contract brewing customers. For example, Anheuser-Busch, Miller Brewing Co. and Adolph Coors market Elk Mountain Ale, Leinenkeugel and Killian's Red, respectively. In addition, the Company expects that the major national brewers, with their superior financial resources and established distribution networks, will seek further participation in the continuing growth of the specialty beer market through the investment in, or formation of distribution alliances with, smaller specialty brewers. The increased participation of the major national brewers will likely increase competition for market share and heighten price sensitivity within the craft beer market. The Company also expects competition to increase as new craft brewers emerge and existing craft brewers expand their capacity. The specialty beer market in the United States is the fastest growing segment in the domestic beer market. Access to capital and other resources is a prerequisite to increasing sales and production in order to benefit from this market opportunity. Many of the Lion Brewery's competitors have significantly greater financial, production, product distribution and marketing resources than the Company.

          The Company's products also compete generally with other alcoholic beverages, including products offered in other segments of the beer industry and low alcohol products. The Company competes with other beer and beverage companies not only for consumer acceptance and loyalty but also for shelf and tap space in retail establishments and for marketing focus by the company's distributors and their customers, all of which distribute and sell other beer and alcoholic beverage products.

          As an element of its craft beer business, the Company currently produces and will continue to produce specialty beer products under contract for certain breweries and marketers of craft beer. The Company's competition for this segment are breweries with excess capacity. Management expects the rapid growth in the craft beer segment to continue and the number of craft beer marketers seeking contract production to increase, although there can be no assurance it will do so. The Company believes its contract packaging experience and the quality of its product enhance its ability to attract additional craft beer marketers as customers.

          The Company's soft drinks are produced under contract for niche marketers. Specialty soft drinks using natural ingredients require pasteurization. The Company believes its principal competitors for this business are bottlers with specialized equipment such as pasteurizers not generally used in mass market soft drink production.

     CUSTOMER CONTRACTS

          The Company's contracts with its malta and contract brewing customers vary; however, they generally provide for initial terms of two to five years, subject to renewal, exclusive rights for the Lion Brewery to produce the product, price and payment terms and brewing and packaging specifications. The contracts may be terminated by either party under certain circumstances, including the failure to reach minimum annual purchase levels in the case of its contract beer customers, and generally provide for no minimum purchases.

          The Company's contracts with its beer distributors provide for assigned territories and the products to be distributed. Delivery terms are F.O.B. the Company's brewery or warehouse. In some states, the terms of the Company's contracts with its distributors may be affected by laws that restrict enforceability for some contracts terms, especially those related to the Company's right to terminate the services of its distributors.

     REGULATION

          The Company's beer business is highly regulated at federal, state and local levels. Various permits, licenses and approvals necessary to the Company's brewery and the sale of alcoholic beverages are required from various agencies, including the U.S. Treasury Department, Bureau of Alcohol, Tobacco and Firearms (the "BATF"); the United States Department of Agriculture; the United States Food and Drug Administration; state alcohol beverage regulatory agencies in the states in which the Company sells its products; and state and local health, sanitation, safety, fire and environmental agencies. In addition, the beer industry is subject to substantial federal excise taxes, although the Company benefits from favorable treatment granted to brewers producing less than two million barrels per year.

          Management believes that the Company currently has all licenses, permits and approvals necessary for its current operations. However, existing permits or licenses could be revoked if the Company were to fail to comply with the terms of such permits or licenses, and additional permits could in the future be required for the Company's existing or expanded operations. If licenses, permits or approvals necessary for the Company's operations were unavailable or unduly delayed, or of any such permits or licenses were revoked, the Company's ability to conduct its business could be substantially and adversely affected.

          Alcoholic Beverage Regulation and Taxation. The Company is subject to licensing and regulation by a number of governmental authorities. The Company operates its brewery under federal licensing requirements imposed by the BATF. Commercial breweries are required to file an amended Brewer's Notice with the BATF and certain states every time there is a material change in the brewing process or brewing equipment, change in the brewery's location, change in the brewery's management or a material change in the brewery's ownership. The Company's operations are subject to audit and inspection by the BATF at any time.

          In addition to the regulations imposed by the BATF, the Company is subject to various regulations concerning deliveries and selling practices in states in which the Company sells its products. Failure by the Company to comply with applicable federal or state regulations could result in limitations on the Company's ability to conduct is business. The BATF's permits can be revoked for failure to pay taxes, to keep proper accounts, to pay fees, to bond premises, and to abide by federal alcoholic beverage production and distribution regulations, or if holders of 10% or more of the Company's equity securities are found to be of questionable character. Permits from state regulatory agencies can be revoked for many of the same reasons.

          The U.S. federal government currently imposes an excise tax of $18.00 per barrel on every barrel of beer produced for consumption in the United States. However, any domestic brewer with production under two million barrels per year pays a federal excise tax in the amount of $7.00 per barrel on the first 60,000 barrels it produces annually. While the Company is not aware of any plans by the federal government to reduce or eliminate this benefit to small brewers, any such reduction in a material amount could have an adverse effect on the Company. Individual states also impose excise taxes on alcoholic beverages in varying amounts, which are also been subject to change. It is possible that excise taxes will be increased in the future by both the federal and state governments. In addition, increased excise taxes on alcoholic beverages have been considered in connection with various governmental budget-balancing or funding proposals. Any such increases in excise taxes, if enacted, could adversely affect the Company's results of operations.

          State and Federal Environmental Regulation. The Company's operations are subject to environmental regulations and local permitting requirements regarding, among other things, air emissions, water discharges and the handling and disposal of wastes. While the Company has no reason to believe its operation violates any such regulation or requirements, if such a violation were to occur, the Company's business may be adversely affected. In addition, if environmental regulations were to become more stringent in the future, the Company could be adversely affected.

     TRADEMARKS

          The Company considers its trademarks, particularly the "Brewery Hill" brand name, beer recipes and product package, advertising and promotion design and artwork to be of considerable value to its business. The Company relies on a combination of trade secret, copyright and trademark laws and nondisclosure and other arrangements to protect its proprietary rights. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or obtain and use information that the Company regards as proprietary. There can be no assurance that the steps taken by the Company to protect its proprietary information will prevent misappropriation of such information and such projections may not preclude competitors from developing confusingly similar brand names or promotional materials or developing products with taste and other qualities similar to the Company's beers. While the Company believes that its trademarks, copyrights and recipes do not infringe upon the proprietary rights of third parties, there can be no assurance that the Company will not receive future communications from third parties asserting that the Company's trademarks, copyrights and recipes infringe, or may infringe, the proprietary rights of third parties. The potential for such claims will increase as the Company introduces new beers, increases distribution in recently entered geographic areas or enters new geographic regions. Any such claims, with or without merit, could be time consuming, result in costly litigation and diversion of management personnel, cause product distribution delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. In the event of a successful claim of infringement against the Company and failure or inability of the Company to license the infringed or similar proprietary information, the Company's business, operating results and financial condition could be materially adversely affected.

     EMPLOYEES

     At September 30, 1996, the Company had 130 full time employees, including 10 in production, 5 in sales and marketing, and 11 in administration. Of these, 104 are represented by a labor union. The collective bargaining agreement with the union expires on May 31, 2000. The Company believes its relations with its employees to be good.

     ITEM 2.   PROPERTIES

     BREWING FACILITY

          The Lion Brewery produces and packages its beverages in its own brewing and bottling facility. By owning and operating its own brewery, the Lion Brewery is able to precisely monitor and control each step of the brewing process. The brewery is a complex of brick buildings housing a boiler room, an engine room, a brew house, three storage cellars and keg filling lines. Adjacent to the brew house is the bottling house, which contains the bottle washing equipment, two complete bottling lines including pasteurizers and warehousing for packaging materials. The Company leases two warehouses near the brewery aggregating approximately 150,000 square feet. One warehouse stores glass bottles which will be used in bottling and the other warehouse stores finished product and packaging materials. The warehouse leases expire in February 1999 and June 2001, respectively. The Company also leases a third warehouse on an as needed, temporary basis. The Company believes that its current brewing facilities are adequate to meet its currently anticipated needs. The Company can expand its facilities, if required, to meet increased production requirements.

          The brewery has one series of vats and tanks that are used to produce the Company's brewed products. The Company's brew kettle is a 390 barrel copper Schock-Gusmer. The Lion Brewery's products are brewed in small 330 barrel batches. Another major piece of brewing equipment is a 21 foot diameter Schock-Gusmer combination mash and lauter tub with knives and rakes. Also located in the brewing area is a quality control laboratory and various refrigerated rooms for storing special brewing ingredients.
     Located in the basement of the brewery are special stainless steel tanks and equipment that allow the Lion Brewery to mix syrups and flavorings for a wide range of products. Blended beverages are transported from these tanks directly to the bottling house through connecting lines. The brewery's estimated annual brewing capacity based upon the current product mix is approximately 340,000 barrels (31 gallons or 13.8 cases of 24 twelve oz. bottles equal one barrel) of product per year, assuming two seven-hour shifts, six days a week. Capacity is a function of the product being produced because of the varying storage times for the different types of products. Since beer requires as much as 50 days in tanks to allow for fermentation and finishing as contrasted with only two days for non-alcoholic brewed beverages such as malta, anticipated increases in the percentage of total output represented by beer production will require capital outlays for additional tanks. In fiscal 1996 and 1995, the Company shipped 329,000 barrels and 325,000 barrels of beverages, of which 68% and 73% were malta, 20% and 17% were beer and 12% and 10% were soft drinks, respectively.

          The Lion Brewery is located on approximately 5.9 acres of Company owned land in Wilkes-Barre, Pennsylvania. The property is served by the Luzerne & Susquehanna Railway Company and carloads of grains used in brewery production are usually on site.

     ITEM 3.   LEGAL PROCEEDINGS

     LEGAL PROCEEDINGS

          The Company is not currently involved in any material pending legal proceedings and is not aware of any material legal proceedings threatened against it.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders during the fourth quarter of the year ended September 30, 1996.

                                       PART II.

     ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          The Company's common stock is traded on the Nasdaq National Market System under the symbol "MALT". There were approximately 27 holders of record of the Company's common stock at December 27, 1996 although the Company believes that there are in excess of 300 beneficial holders. As of such date, the closing sales price per share for the Company's common stock was $4-1/8.

     Securities of the Company were first publicly traded in the third quarter of fiscal 1996. The high and low closing sale prices reflect inter-dealer prices, without mark-up, mark-down or commission and may not necessarily reflect actual transactions. The following table sets forth the high and low closing sales per share for the Company's common stock for the third and fourth quarters of fiscal 1996 and for the two months ended November 30, 1996 as reported by Nasdaq:

                           Quarter ended       High      Low
                         ----------------    --------  ------

                       June 30, 1996          6         5-1/8

                       September 30, 1996     5-7/8     5


                         Two months ended
                         -----------------

                       November 30, 1996    5-3/8     3-3/4


     There were no cash dividends declared on the common stock of the Company during the fiscal year ended September 30, 1996.

     ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis should be read in conjunction with the Company's Financial Statements and related Notes thereto. All references to fiscal years are references to the Company's fiscal year ended September 30.

     OVERVIEW

          The Lion Brewery is a producer and bottler of brewed beverages for several markets in which it believes its ability to formulate, brew and package quality products in a consistent manner in a Company owned and operated facility affords it a competitive advantage. The Company is the
     dominant producer of malta in the continental United States.   Malta, a
     brewed non-alcoholic beverage popular in the Caribbean and South America, is sold to food and beverage distribution companies marketing to these population segments in the United States. Malta sales have increased from $8.7 million, representing 73% of the Company's net sales in 1991, to $17.9 million, representing 68% of net sales in fiscal 1996.

          While the Lion Brewery has been engaged in the production of beer since repeal of Prohibition in 1933 in facilities in which beer was first produced at the turn of the century, the Company has reemphasized its production of full-flavored craft beers for sale under its own labels in the last three years. This emphasis complements the Company's production of craft beers on a contract basis for other breweries and marketers of craft beer which commenced nine years ago. Since 1991, craft beer and specialty malt beverage sales under Company labels or pursuant to contract for other breweries or marketers have increased from $479,000, representing 3% of net sales, to $5.0 million, representing 19% of net sales, in fiscal 1996.

          The Company also brews and blends specialty soft drinks for beverage marketers and for some of its malta customers. In 1991 soft drink sales totaled $724,000, representing 5% of net sales, increasing to $2.5 million, representing 9% of net sales, in fiscal 1996. The Company still brews beer sold at popular prices in local markets and predominantly packaged in 16 oz. returnable bottles. The Company is intentionally reducing its production of popular priced beers in conjunction with a general decline in market demand for lower priced beer marketed in 16 oz. returnable bottles and in recognition of the significantly greater profitability for the Company of using its production capacity for craft beer

          The Company obtains the highest net sales dollar per barrel from the sale of craft beer under its own labels, which had an average net selling price of approximately $127 in fiscal 1996, increasing 15.5% from $110 per barrel in fiscal 1995. The Company's average selling price per barrel for craft beer produced under contract is lower than for the Company's own brands, but most contract customers bear the cost of labels and packaging so that gross margins remain favorable.

          The Company's gross margin has historically been, and is anticipated to be, affected by several factors, including product mix, sales prices, cost of ingredients, bottles and other packaging materials, labor productivity, overhead utilization and equipment utilization. Due to its reliance on a Company-owned production facility, a significant portion of the Company's overhead is not susceptible to short term adjustment in response to sales below management's expectations, and an excess of production capacity could therefore have a significant negative impact on the Company's operating results. A variety of other factors may also lead to significant fluctuations in the Company's quarterly results of operations, including timing of new product introductions, seasonality of demand, changes in consumer preferences and general economic conditions. In general, the Company obtains the highest gross margin on its sale of craft beers sold under its own label.

          The Company sells approximately 85% of its beer in bottles and the remainder in kegs. All other products are sold in bottles except for Reed's premium brewed soft drinks, which are also available in kegs. Malta is packaged in 12 oz. and seven ounce bottles, craft beer and soft drinks are packaged in 12 oz. bottles and popular priced beer is packaged in both 12 oz. bottles and 16 oz. returnable bottles. A substantial portion of the Company's bottled products are bottled in recycled bottles which have a lower cost than new bottles.

          The Company brews five days per week, 24 hours per day and packages production five days per week in two seven-hour shifts. During peak demand, the Company lengthens each packaging shift by two hours per shift. At its present capacity and product mix (approximately 68% malta, 23% beer and 9% specialty soft drinks), the Company believes it could produce and package approximately 370,000 barrels per year. The Company is in the process of increasing its annual production capacity to 400,000 barrels, based upon its anticipated product mix.

          The Company's strategy is to rapidly expand its production and marketing of craft beer, while maintaining the growth of its non-alcoholic brewed beverages. To achieve these growth objectives, the Company plans to significantly increase its sales and marketing expenditures, which the Company anticipates will adversely affect the Company's operating margin, at least until sales increase to match such increase in sales and marketing expenditures, of which there can be no assurance.

          On October 4, 1993, Lion Partners Company, L.P., in a series of related transactions, acquired 81% of the Company's Common Stock. The Company accounted for these transactions as a purchase, writing up the assets acquired by $1.8 million. The excess of the purchase price over the fair value of the net assets acquired of approximately $6.5 million has been recorded as goodwill and is being amortized over 40 years. In connection with these transactions, the Company changed its fiscal year end from December 31 to September 30.

     RESULTS OF OPERATIONS

          The following tables set forth for the periods indicated certain income statement data expressed as a percentage of net sales, and certain operating data expressed as a percentage of net sales and net sales per barrel.

     Income Statement Data

                                         Year Ended September 30,
                                         -------------------------
                                          1996      1995     1994
                                         ------    -----    -----

      Gross sales                        102.1%    101.5%   101.5%
      Less excise taxes                    2.1       1.5      1.5
                                         -----    ------    -----
           Net sales                     100.0     100.0    100.0
      Cost of sales                       75.4      76.0     80.1
                                         -----    ------    -----
      Gross profit                        24.6      24.0     19.9
                                         -----    ------    -----
      Operating expenses:
           Delivery                        3.1       3.3      3.5
           Selling, advertising and        4.7       3.2      2.7
            promotional
           General and administrative      5.2       5.4      6.1
                                         -----     -----    -----
                Total operating           13.0      11.9     12.3
                  expenses               -----     -----    -----
      Operating income                    11.6      12.1      7.6
      Interest expense                     2.0       4.2      5.3
                                         -----     -----    -----
      Income before provision of           9.6       7.9      2.3
        income taxes
        and extraordinary item
      Provision for income taxes           4.3       3.7      1.1
                                         -----     -----    -----


      Income before extraordinary item     5.3       4.2      1.2
      Extraordinary item                   1.2       0.0      0.0
                                         -----     -----    -----


      Net income                           4.1%      4.2%     1.2%
                                         =====     =====    =====

     Operating Data

                                   Year Ended September 30,
                        ----------------------------------------------
                         Percent of Net Sales     Net Sales Per Barrel
                         --------------------     ---------------------
                        1996    1995     1994     1996     1995    1994
                        ----    ----     ----     ----     ----    ----
      Malta             67.8%   75.0%    78.6%    $ 80     $ 78    $ 73
      Beer:
       Craft:
        Company label    6.7     4.9      1.2      127      110      83
        Contract        12.4     7.4      6.7       99       84      74
                        ----    ----     ----
                        19.1    12.3      7.9
       Popular priced    3.7     5.0      6.8       55       55      54
                        ----    ----     ----
        Total beer      22.8    17.3     14.7
                        ----    ----    -----

      Specialty soft     9.4     7.7      6.7       64       62      59
       drinks           ----    ----     ----

                       100.0%  100.0%   100.0%    $ 80     $ 76    $ 71
                       ======  ======   ======

     YEARS ENDED SEPTEMBER 30, 1996 AND 1995

          Gross Sales and Excise Taxes

          The Company's gross sales increased 7.2% to $27.0 million in fiscal 1996 from $25.2 million in fiscal 1995. Gross sales of craft beer and specialty malt beverages increased 63.6% to $5.4 million in fiscal 1996 from $3.3 million in fiscal 1995. Gross sales of craft beer and specialty malt beverages represented 19.1% of gross sales in fiscal 1996 as compared to 13.1% of gross sales in fiscal 1995. Gross sales of popular priced beer decreased 21.4% to $1.1 million in fiscal 1996 from $1.4 million in fiscal 1995.

          The Company is required to pay federal and state excise taxes on sales of its beer. The federal excise tax increases from $7.00 to $18.00 per barrel on production over 60,000 barrels. Total excise taxes increased 42.4% to $544,000 in fiscal 1996 from $382,000 in fiscal 1995. Excise taxes as a percentage of sales increased in fiscal 1996 due to the greater percentage of beer sales in the Company's product mix and because excise taxes were accrued at an effective annual rate above $7.00 per barrel in the expectation that beer production for calendar 1996 will exceed 60,000 barrels. As the Company increases its beer production above 60,000 barrels, federal excise taxes will continue to increase as a percentage of sales. During fiscal 1996 and 1995, the Company sold 64,797 barrels and
     55,554 barrels of beer respectively.   The Company records excise tax
     expense based on anticipated barrel shipments.

          Net Sales

          The Company's net sales increased 6.6% to $26.4 million in fiscal 1996 from $24.8 million in fiscal 1995. Malta sales decreased 3.8% to $17.9 million in fiscal 1996 from $18.6 million in fiscal 1995. Malta sales decreased as a percentage of net sales to 67.8% in fiscal 1996 from 75.0% in fiscal 1995. This decrease resulted from the decrease in Malta sales, but more importantly the rapid growth in net sales of craft beer and specialty malt beverages and, to a lesser extent, the growth in sales of soft drinks. Craft beer and specialty malt beverage sales increased 65.1% to $5.0 million and soft drink sales increased 30.6% to $2.5 million.

          Gross Margin

          The Company's gross margin (the Company's gross profit as a percentage of net sales) was 24.6% in fiscal 1996, compared to 24.0% in fiscal 1995. The increase in gross margin was primarily the result of a 65.1% increase in craft beer and specialty malt beverage net sales (both under its own labels and under contract for third parties) and a 30.6% increase in soft drink net sales, both of which have significantly higher margins than its malta and popular priced beers. The growth in gross margin was significantly offset by lower paper recycling income and higher malt prices.

          Delivery Expense

          Delivery expense as a percentage of net sales decreased to 3.1% or $824,000 in fiscal 1996 from 3.3% or $827,000 in fiscal 1995. This reduction primarily relates to the decrease in malta sales and higher percentage of beer sales. Substantially all beer sales are shipped F.O.B. shipping point. Malta products are shipped common carrier at the Company's expense.

          Selling, Advertising and Promotional Expenses

          Selling, advertising and promotional expenses increased 58.6% to $1.2 million in fiscal 1996 from $782,000 in fiscal 1995. This increase in selling, advertising and promotional expenses occurred as the Company began to gear up its Company label craft beer packaging and sales and marketing efforts. This increase results from an increase in promotional activities, advertising, point of sale materials and package design. The Company introduced the Classic Collection in late November 1995, Brewery Hill Pale Ale in March 1996 and Brewery Hill Cherry Wheat in late May 1996. A significant portion of the Company's sales and marketing efforts are dedicated to the introduction of its new labels and the implementation of promotional and advertising programs. In March 1996, the Company hired a Vice President of Sales and Marketing to spearhead the growth of the Company label craft beer sales by further developing the Company's distribution system in the states it currently services and in the additional states the Company is expanding into. During fiscal 1996, the Company increased its distribution area from nine to twelve states, adding Connecticut, Ohio and Washington, D.C. The Company plans to significantly increase its selling, advertising and promotional programs on Company label craft beers.

          General and Administrative Expenses

          General and administrative expenses decreased as a percentage of net sales to 5.2% in fiscal 1996 from 5.4% in fiscal 1995, as a result of controlling growth in salaries, professional fees and general overhead costs.

          Operating Income

          Operating income increased 1.6% to $3.1 million, or 11.6% of net sales, in fiscal 1996 from $3.0 million, or 12.1% of net sales, in fiscal 1995. This decrease, as a percentage of net sales, is attributable to the
     58.6% increase in selling advertising and promotional expenses.   The
     Company plans to continue increasing its selling, advertising and promotional expenses to further its strategy of expanding its craft beer sales.

          Interest Expense

          Interest expense decreased 50.1% to $520,000 in fiscal 1996 from $1.0 million in fiscal 1995. This decrease interest expense resulted primarily from the repayment of the debt outstanding with the proceeds of the initial public offering.

          Provision for Income Taxes

          The effective income tax rate was 45% in fiscal 1996 and 47% in fiscal 1995. State income taxes and nondeductible goodwill amortization impact the effective tax rates.

          Extraordinary Item

          The extraordinary item recorded in 1996 consists of prepayment penalties of $160,000, unamortized debt discounts of $213,000 and the write-off of unamortized deferred financing costs of $177,000 related to the early extinguishment of debt, net of an income tax benefit of $228,000.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically funded operations primarily through cash generated from operations and bank and other debt. On May 2, 1996, the Company completed an initial public offering of equity securities. The proceeds of the initial public offering, including the partial exercise of the over-allotment option, net of the underwriting commissions and expenses totaled $9,466,000. A portion of these proceeds were used to repay indebtedness of the Company of $7,948,000 and to retire 132,696 shares of Common Stock, in connection with the termination of a loan agreement, at a cost of $950,000. The repayment of the indebtedness included the Company's working capital line of credit, which had an outstanding balance of $920,000. In the process of repaying the debt outstanding with the proceeds of the offering, the Company incurred extraordinary charges of $550,000, before income tax benefit. The charges consisted of prepayment penalties of $160,000, unamortized debt discounts of $213,000 and the write-off of unamortized deferred financing costs of $177,000 related to the early extinguishment of debt.

          The Company is currently negotiating and has a loan agreement for review from a lending institution which provides for a $5,000,000 revolving line of credit and a $2,500,000 revolving equipment line of credit. Both facilities would be unsecured and interest will be paid monthly based upon either the Bank's prime rate minus 1/2%, LIBOR plus 75 basis points or the Bank's offered rate. These lines of credit would mature in 3 years and the Company, at its option, may convert the principal outstanding on the revolving equipment line to a term loan of either 3 or 5 years at the same rates or at a fixed rate to be determined by the lending institution. The Company believes that these facilities will be obtained, although there is no assurance in this regard.

          Cash flows provided from operations were $2.7 million and $2.5 million in fiscal 1996 and 1995, respectively. The cash flows from operations have been affected by collections of accounts receivable, inventory levels and income taxes payable. In fiscal 1995 and 1996, the Company made several changes to its credit and collections policies, which resulted in faster collection periods. As a result, accounts receivable decreased by $463,000 to $2.0 million at September 30, 1996 as compared to $2.5 million
     at September 30, 1995.   The increased cash flow from operations and the
     repayment of the long-term debt with the proceeds of the initial public offering enabled the Company to take advantage of vendor discounts and reduce the accounts payable outstanding. Inventory levels increased by $200,000 in fiscal 1996 and $212,000 in fiscal 1995 due to increased packaging supplies, primarily recycled bottles. Income taxes payable decreased by $152,000 in fiscal 1996. Although the Company's income before extraordinary items and income taxes increased 29.0% in fiscal 1996 as compared to the previous year, income taxes payable decreased primarily as a result of the tax benefit of $228,000 generated by the extraordinary charge. In fiscal 1996, the cash provided from operations was used to purchase equipment and pay costs related to the initial public offering. A portion of the proceeds from the initial public offering were used to repay the Company's working capital line of credit borrowings outstanding.

          During fiscal 1996, the Company expended $908,000 on capital improvements. The Company is in the process of increasing its annual production capacity from 340,000 to 400,000 barrels based upon its anticipated product mix. This expansion will modify its existing seven ounce bottling line to also accommodate 12 oz. bottles, the bottle size for most of the Company products. In addition, the Company has increased its fermentation and lagering capacity with the relining of nine storage tanks. The Company also completed an upgrade of a boiler and is in the process of adding a malt storage and elevation system.

          The Company believes that the net proceeds from the initial public offering, together with cash flow from operations and the anticipated borrowing availability under revolving credit facilities, will be sufficient to support the Company's capital expenditure and working capital requirements through the end of fiscal 1997. There can be no assurance that additional financing will be available on favorable terms or at all.

     FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

          This report contains forward looking statements based on current expectations that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include the following: general economic conditions and growth rates in the malt beverage, soft drink and related industries, competitive factors and pricing pressures, changes in the Company's product mix, the timely development and acceptance of new products, inventory risks due to shifts in market demands, supply constraints and shortages, and the ramp-up and expansion of manufacturing capacity.

     ITEM 7.  FINANCIAL STATEMENTS

          The response to this item is submitted in a separate section of this report commencing on Page F-1.

     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          In November 1995, the Company's Board of Directors retained Arthur Andersen LLP as its independent public accountants and replaced the Company's former auditors, Richard A. Eisner & Company LLP. There were no disagreements with the former auditors on any matter of accounting principles or practices, financial statements for the fiscal year ended September 30, 1994 or up through the time of replacement which, if not resolved to the former auditors' satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report. Prior to retaining Arthur Andersen LLP, the Company had not consulted with Arthur Andersen LLP regarding accounting principles.

                                      PART III.

     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTIONS 16(C) OF THE EXCHANGE ACT.

          Information regarding the Company's directors and executive officers is incorporated by reference from the Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders (the "1996 Proxy Statement") under the captions "Board of Directors" or "Executive Compensation."

     ITEM 10.  EXECUTIVE COMPENSATION

          Information regarding executive compensation is incorporated by reference from the 1996 Proxy Statement under the caption "Executive Compensation."

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information regarding security ownership of certain beneficial owners and management is incorporated by reference from the 1996 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information regarding certain relationships and related transactions is incorporated by reference from the 1996 Proxy Statement under the caption "Certain Relationships and Related Transactions."

                                       PART IV.

     ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report:

     1. Financial Statements and Financial Statement Schedules. See Index to Financial Statements at Item 7 on pages F 1 through F 15 of this report. All other financial statement schedules are omitted because they are not required or the required information is included in the Financial Statement or Notes thereto.

       Index to Exhibits:

       Exhibit
         No.                              Description
        ----    -------------------------------------------------------------
        1.1     Underwriting Agreement*

        3.1 Amendment and Restated Articles of Incorporation filed with the Secretary of the Commonwealth of Pennsylvania on January 23, 1996*

        3.2     By-Laws of the Company*

        4.1     Specimen Stock Certificate*

       10.1 Employment Agreement, dated as of January 3, 1996, between the Company and Charles Lawson*

       10.2 Employment Agreement, dated as of October 3, 1994, between the Company and Patrick Belardi*

       10.3 Lease dated March 1999 between the Company and Mericle Development Corporation*

       10.4     1996 Stock Option Plan*

       10.5     Form of 1996 Stock Option Agreement*

       10.6 Agreement dated as of January 3, 1996 between the Company and The Marlborough Capital Investment Fund, L.P.*

       10.7 Agreement dated as of January 3, 1996 between the Company and Weston Preidio Offshore Capital C.V.*

       10.8 Credit and Security Agreement dated as of October 6, 1993 between the Company and Norwest Bank Minnesota, National Association*

       10.9 Mortgage and Security Agreement dated as of October 6, 1993 between the Company and William J. Smulowitz*

       10.10 Mortgage and Security Agreement dated as of October 6, 1993 between the Company and Norwest Bank Minnesota, National Association*

       10.11 Mortgage and Security Agreement dated as of October 6, 1993 between the Marlborough Capital Investment Fund, L.P. and Weston Presidio Offshore Capital C.V.*

       10.12    Securities Purchase Agreement dated as of October 6, 1993*

       10.13 Letter Agreement dated as of March 29, 1996 between the Company and Lester Smulowitz and Lynn Muchnick*

       16       Letter on Change in certifying accountant*

     ----------------------
     * Incorporated by reference to the Registrant's registration statement on Form SB-2 (Registration No. 333-01644).


     2. No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended September 30, 1996.

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                THE LION BREWERY, INC.

                            INDEX TO FINANCIAL STATEMENTS


                                                                     Page No.
                                                                     --------

     Report of Independent Public Accountants                           F-2

     Financial Statements:

     Balance Sheets September 30, 1996 and 1995                         F-3

     Statements of Income for the Years Ended September 30, 1996
       and 1995                                                         F-4

     Statements of Shareholders' Equity for the Years Ended
       September 30, 1996 and 1995                                      F-5

     Statements of Cash Flows for the Years Ended
       September 30, 1996 and 1995                                      F-6

     Notes to Financial Statements                                      F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



     To the Shareholders of
         The Lion Brewery, Inc.:



     We have audited the accompanying balance sheets of The Lion Brewery, Inc. (a Pennsylvania corporation) as of September 30, 1996 and 1995, and the related statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Lion Brewery, Inc. as of September 30, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                              /s/ Arthur Andersen LLP

                              ARTHUR ANDERSEN LLP



     New York, New York
     November 21, 1996

                             THE LION BREWERY, INC.

                                 BALANCE SHEETS

                          SEPTEMBER 30, 1996 AND 1995

                                                  1996             1995
                                              ----------       -----------
                                   ASSETS
    Current assets:
      Cash and cash equivalents               $1,992,000       $        0
      Accounts receivable, less allowance
        for doubtful accounts of $157,000
        and $129,000 at September 30, 1996
        and 1995, respectively                 2,001,000        2,476,000
      Inventories                              2,128,000        2,003,000
    Prepaid expenses and other assets            190,000          277,000
                                            ------------      -----------

      Total current assets                     6,311,000        4,756,000

    Property, plant & equipment, net of
      accumulated depreciation of $1,684,000
      and $1,122,000 at September 30, 1996
      and 1995, respectively                   3,600,000        3,254,000

    Goodwill, net of accumulated
      amortization of $475,000 and
      $311,000 at September 30, 1996
      and 1995, respectively                   6,039,000        6,203,000


    Deferred financing costs and other
      assets, net of accumulated
      amortization of $144,000                     4,000          228,000
      at September 30, 1995                   ----------      -----------

                                             $15,954,000      $14,441,000
                                             ===========      ===========


                        LIABILITIES AND SHAREHOLDERS' EQUITY

    Current liabilities:
      Current portion of long-term debt      $         0      $ 1,745,000
      Accounts payable                         1,663,000        1,978,000
      Accrued expenses                           839,000          478,000
      Refundable deposits                        205,000          171,000
      Income taxes payable                       178,000          330,000
                                             -----------      -----------
       Total current liabilities               2,885,000        4,702,000

    Long-term debt, less current portion               0        6,131,000

    Net pension liability                        243,000          218,000

    Deferred income taxes                        206,000          351,000
                                             -----------      -----------

           Total liabilities                   3,334,000       11,402,000
                                             -----------     ------------

    Warrants                                           0          722,000
                                             -----------     ------------

    Shareholders' equity:
      Common stock, $.01 par value;
        10,000,000 shares authorized;
        3,885,052 and 1,851,183 shares
        issued and outstanding at September
        30, 1996 and 1995, respectively           39,000           19,000
      Additional paid-in capital              10,612,000        1,304,000
      Adjustment to reflect minimum
        pension liability, net of
        deferred income taxes                    (42,000)         (10,000)
      Retained earnings                        2,011,000        1,004,000
                                             -----------     ------------


           Total shareholders' equity         12,620,000        2,317,000
                                             -----------     ------------

           Total liabilities and            $ 15,954,000     $ 14,441,000
             shareholders' equity           ============     ============

        The accompanying notes to financial statements are an integral part of these balance sheets.

                            THE LION BREWERY, INC.

                             STATEMENTS OF INCOME

               FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995


                                              Year ended September 30,
                                              ------------------------
                                                1996            1995
                                             ---------       ---------


     Gross sales                          $26,983,000      $25,175,000
     Less excise taxes                        544,000          382,000
                                           ----------      -----------

     Net sales                             26,439,000       24,793,000

     Cost of sales                         19,939,000       18,834,000
                                          -----------      -----------

          Gross profit                      6,500,000        5,959,000
                                          -----------      -----------

     Operating expenses:
          Delivery                            824,000          827,000
          Selling, advertising and
            promotional expenses            1,240,000          782,000
          General and administrative        1,373,000        1,336,000
                                          -----------      -----------

                                            3,437,000        2,945,000
                                          -----------      -----------

          Operating income                  3,063,000        3,014,000

     Interest expense and amortization        520,000        1,042,000
       of debt discount, net              -----------      -----------

     Income before provision for income
       taxes and extraordinary item         2,543,000        1,972,000
     Provision for income taxes             1,125,000          921,000
                                          -----------      -----------

          Income before extraordinary
            item                            1,418,000        1,051,000

     Extraordinary item, net of income       (322,000)            (  0)
       tax benefit of $228,000            -----------      -----------

          Net income                        1,096,000        1,051,000

     Warrant accretion                         89,000          300,000
                                          -----------      -----------

     Net income available to common       $ 1,007,000      $   751,000
       shareholders                       ===========      ===========

     Income per share before extraordinary
       item                               $      0.47      $      0.40
     Extraordinary item - loss per share        (0.11)           (0.00)
                                          -----------      -----------

     Net income per share                 $      0.36      $      0.40
                                          ===========      ===========


     Shares used in per share calculation   2,835,000        1,898,000
                                          ===========      ===========


        The accompanying notes to financial statements are an integral part of these statements.

                            THE LION BREWERY, INC.

                     STATEMENTS OF SHAREHOLDERS' EQUITY

               FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995



                                                      Common Stock
                                           -----------------------------------
                                               Shares             Amount
                                             ---------        --------------


      Balance, September 30, 1994.....       1,851,183         $  19,000

       Accretion of warrants..........

       Adjustment to reflect
         minimum pension liability,
         net of deferred taxes........


       Net income.....................
                                             ---------         ---------


      Balance, September 30, 1995.....       1,851,183            19,000

       Accretion of warrants..........

       Conversion of warrants.........         291,565             3,000

       Proceeds of Initial Public
         Offering, net of costs.......       1,875,000            18,000

       Repurchase of common stock.....        (132,696)           (1,000)

       Adjustment to reflect
         minimum pension liability,
         net of deferred taxes........

       Net income.....................
                                             ---------         ---------

      Balance, September 30, 1996.....       3,885,052         $  39,000
                                             =========         =========




                                            Additional
                                             Paid-in             Pension
                                             Capital            Liability
                                           -----------         -----------


      Balance, September 30, 1994.....     $ 1,304,000         $ (54,000)

        Accretion of warrants.........

        Adjustment to reflect minimum
          pension liability, net of
          deferred taxes..............                            44,000

        Net income....................
                                           -----------         ---------

      Balance, September 30, 1995.....       1,304,000           (10,000)

        Accretion of warrants.........

        Conversion of warrants........         809,000

        Proceeds of Initial Public
          Offering, net of costs......       9,448,000

        Repurchase of common stock....        (949,000)

        Adjustment to reflect minimum
          pension liability, net of
          deferred taxes.............                            (32,000)

        Net income...................
                                           -----------         ---------

      Balance, September 30, 1996....      $10,612,000         $ (42,000)
                                           ===========         =========



                                             Retained
                                             Earnings           Total
                                           -----------       -----------


      Balance, September 30, 1994.....     $   253,000       $ 1,522,000

        Accretion of warrants.........        (300,000)         (300,000)

        Adjustment to reflect minimum
          pension liability, net of
          deferred taxes..............                            44,000

        Net income....................       1,051,000         1,051,000
                                           -----------       -----------

      Balance, September 30, 1995.....       1,004,000         2,317,000

        Accretion of warrants.........         (89,000)          (89,000)

        Conversion of warrants........                           812,000

        Proceeds of Initial Public
          Offering, net of costs......                         9,466,000

        Repurchase of common stock....                          (950,000)

        Adjustment to reflect minimum
          pension liability, net of
          deferred taxes..............                           (32,000)

        Net income....................       1,096,000         1,096,000
                                           -----------       -----------

      Balance, September 30, 1996.....     $ 2,011,000       $12,620,000
                                           ===========       ===========

    The accompanying notes to financial statements are an integral part of these statements.

                            THE LION BREWERY, INC.

                           STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995


                                                      Year ended September 30,
                                                     -------------------------
                                                         1996          1995
                                                     ----------    -----------


      Cash flows from operating activities:
      Net income..............................       $1,096,000    $1,051,000
      Adjustments to reconcile net income
       to net cash provided by operating
       activities
        Extraordinary item....................          550,000             0
        Depreciation and amortization.........          830,000       947,000
        Bad debt expense......................           12,000        36,000
        Provision for inventory reserve.......           75,000        45,000
        Benefit for deferred income taxes.....         (145,000)     (132,000)
        Loss on disposal of equipment.........                0         2,000
      Changes in assets and liabilities:
        (Increase) decrease in:
          Accounts receivable.................          463,000       153,000
          Inventories.........................         (200,000)     (212,000)
          Prepaid expenses and other assets...           87,000        23,000
        Increase (decrease) in:
          Accounts payable, accrued expenses and
           refundable deposits................           80,000       248,000
          Income taxes payable................         (152,000)      330,000
          Pension liability...................           (7,000)      (16,000)
                                                     ----------    ----------

         Net cash provided by operating               2,689,000     2,475,000
          activities..........................       ----------    ----------

      Cash flows from investing activities:
        Proceeds from sale of equipment.......                0        12,000
        Purchase of equipment.................         (908,000)     (319,000)
                                                     ----------    ----------

         Net cash used in investing activities         (908,000)     (307,000)
                                                     ----------    ----------

      Cash flows from financing activities:
        Net proceeds from sale of common stock        9,466,000             0
        Repurchase of common stock............         (950,000)            0
        Deferred financing costs..............                0       (25,000)
        Issuance of long term debt............                0       500,000
        Net reductions in line of credit......         (721,000)   (1,860,000)
        Repayment of long term debt...........       (7,584,000)     (924,000)
                                                     ----------    ----------

         Net cash provided by (used in) financing
          activities..........................          211,000    (2,309,000)
                                                     ----------    ----------

         Net increase (decrease) in cash and cash
          equivalents.........................        1,992,000      (141,000)

      Cash and cash equivalents. beginning of
        year..................................                0       141,000
                                                     ----------    ----------

      Cash and cash equivalents, end of year..       $1,992,000    $        0
                                                     ==========    ==========

      Supplementary disclosure of cash flow information:
        Cash paid for:
          Interest............................       $  516,000    $  951,000
                                                     ==========    ==========

          Income taxes........................       $1,183,000    $  672,000
                                                     ==========    ==========


        The accompanying notes to financial statements are an integral part of these statements.

                            THE LION BREWERY, INC.

                       NOTES TO FINANCIAL STATEMENTS


     1.   BASIS OF PRESENTATION AND DESCRIPTION OF THE BUSINESS

     The Lion Brewery, Inc. (the Company), formerly The Lion, Inc., is a brewer and bottler of brewed beverages, including malta, specialty beers and specialty soft drinks. Malta is a non-alcoholic brewed beverage which the Company produces for major Hispanic food distribution companies primarily for sale in the eastern United States. Specialty beers, generally known as craft beers, are brewed by the Company both for sale under its own labels and on a contract basis for other marketers of craft beer brands. Craft beers are distinguishable from other domestically produced beers by their fuller flavor and adherence to traditional European brewing styles. The Company also produces specialty soft drinks, including all-natural brewed ginger beverages, on a contract basis for third parties. The Lion Brewery also brews beer for sale under traditional Company-owned labels for the local market at popular prices.

     The Company was incorporated in Pennsylvania on April 5, 1933. On October 4, 1993, Lion Partners Company, L.P. (the Partnership) acquired shares of common stock of the Company for $2,100,000. Prior to this transaction, the Partnership had no affiliation with the Company. The Company then redeemed shares of common stock for $6,983,000 (of which $2,500,000 was payable in a note), including $1,008,000 of direct acquisition costs. After these transactions, the Partnership owned 81% of the common stock of the Company.

     The Company accounted for these transactions as a purchase by the Partnership whereby the cost of acquiring 81% of the Company was pushed down to establish a new accounting basis which is reflected in the accompanying financial statements. The Company allocated the cost of the acquisition of 81% of the Company to the assets acquired and liabilities assumed based on their fair values and carried over 19% of the historical cost at the date of the acquisition. The purchase price was $8,677,000 and was allocated to tangible assets ($8,782,000) and liabilities ($6,619,000). The excess of the purchase price over net assets acquired of $6,514,000 was assigned to goodwill.

     2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue Recognition

     Revenue is generally recognized upon shipment. For products brewed under beer and soft drink contracts, revenue is generally recognized upon completion of production.

     Cash and cash equivalents

     The Company considers all highly liquid investments with maturities at the date purchase of three months or less to be cash equivalents. The carrying amount of cash equivalents approximates fair value.

     Inventories

     Inventories are stated at the lower of cost or market determined on a first-in, first-out method (FIFO).

                            THE LION BREWERY, INC.

     Property, Plant and Equipment

     Property, plant and equipment are recorded at cost and are depreciated using the straight-line method over the useful lives of the assets. All significant additions and improvements are capitalized and repairs and maintenance charges are expensed as incurred. The new accounting pronouncement on impairment of long lived assets had no impact on the Company's financial statements. Estimated useful lives for the assets are as follows:

                                                     Years
                                                     -----
                       Buildings                      20

                       Machinery and equipment       3-10

                       Kegs and bottles              3-7


     Income taxes

     The Company recognizes deferred tax assets and liabilities for the estimated future tax effects of events based on temporary differences between financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years the differences are expected to be reversed. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is comprised of current taxes payable and the change in deferred tax assets and liabilities during the year.

     Intangible Assets

     The excess of the cost of the acquired assets over their fair values is being amortized using the straight-line method over forty years. The Company continually evaluates the remaining estimated useful lives and the recoverability of its intangible assets utilizing the undiscounted cash flow method.

     Product and Customer Concentrations

     The sale of malta, beer and soft drinks has accounted for all of the Company's sales, with malta accounting for 68% and 75% for the years ended September 30, 1996 and 1995. The Company's top three customers accounted for 60% and 68% of sales in fiscal 1996 and 1995. Accounts receivable from these three customers totaled $1,712,000 and $1,831,000 at September 30, 1996 and 1995. The Company's largest customer accounted for 27% and 30% of sales in fiscal 1996 and 1995. The Company does maintain contracts with several of its top customers; however there are no minimum purchase requirements. The Company does not have a contract with its largest customer. The length of such contracts range from two to four years. The decision by a major customer to switch production of its contract beverages from the Company to another brewer, or to build facilities to brew its own product, could have a materially adverse effect on the Company's financial results.

     Excise Taxes

     The U.S. federal government currently imposes an excise tax of $18 per barrel on every barrel of beer produced for consumption in the United States. However, any brewer with production under 2 million barrels per year pays a federal excise tax of $7 per barrel on the first 60,000 barrels
     it produces annually.   Individual states also impose excise taxes on
     alcoholic beverages in varying amounts. The Company records the excise tax as a reduction of gross sales in the accompanying financial statements.

                           THE LION BREWERY, INC.

     Net Income Per Share

     Net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and warrants (using the treasury stock method for all periods presented). Accretion relating to the Company's warrants (see Note 11) is deducted in computing income applicable to common stock.

     Stock spilt

     In January 1996, the Company's Board of Directors amended the Company's Articles of Incorporation to effect a 3,091.33 for 1 stock split. All common shares and per share amounts in the accompanying financial statements have been adjusted retroactively to give effect to the stock split.

     Financial Instruments

     Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. The fair value of accounts receivable approximates carrying value.

     Stock Based Compensation

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation," which requires companies to measure employee stock compensation plans based on the fair value method using an option pricing model or to continue to apply APB No. 25, "Accounting for Stock Issued to Employees," and provide pro forma footnote disclosures under the fair value method. The Company continues to apply APB No. 25 and will provide the pro forma footnote disclosures.

     3.   INVENTORIES

     Inventories consist of the following:

                                             1996         1995
                                          ----------   ----------


                   Raw materials            $163,000    $  176,000

                   Finished goods            673,000       663,000

                   Supplies                1,292,000     1,164,000
                                         -----------    ----------

                                          $2,128,000    $2,003,000
                                          ==========    ==========

                             THE LION BREWERY, INC.

     4.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:


                                         1996             1995
                                      ---------        ----------

           Land and building         $ 1,024,000      $ 1,014,000
           Machinery and equipment     4,038,000        3,167,000
           Kegs and bottles              222,000          195,000
                                     -----------       ----------
                                       5,284,000        4,376,000
           Less accumulated            1,684,000        1,122,000
            depreciation             -----------       ----------
                                     $ 3,600,000       $3,254,000
                                     ===========       ==========

     5.   ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                             1996             1995
                                         ----------        ---------

         Payroll and related accruals     $ 427,000        $ 346,000
         Other accruals                     412,000          132,000
                                         ----------         --------
                                          $ 839,000        $ 478,000
                                          =========        =========


     6.   INCOME TAXES

     The provision for income taxes is as follows:

                                            1996               1995
                                         ---------         ----------

                Current:                $  786,000         $  755,000
                  Federal                  256,000            298,000
                                        ----------         ----------
                  State                  1,042,000          1,053,000
                                        ----------         ----------

                Deferred:
                  Federal                (105,000)          (102,000)
                  State                   (40,000)           (30,000)
                                        ----------         ----------
                                         (145,000)          (132,000)
                                        ----------         ----------
                                        $  897,000         $  921,000
                                        ==========         ==========

                             THE LION BREWERY, INC.

     6.   INCOME TAXES (CONTINUED)

     The principal items accounting for the difference between income taxes computed at the statutory rate and the provision for income taxes reflected in the statements of income are as follows:

                                             1996       1995
                                             ----      -----
      United States statutory rate            35%        35%
      State taxes (net of federal tax          7          9
        benefit)
      Nondeductible expenses - goodwill        3          3
        amortization                         ---        ---
                                              45%        47%
                                             ===        ===

     Components of the Company's deferred tax balances are as follows:


                                                 1996             1995
                                              ---------        ---------
             Deferred tax assets:
                  Benefit accruals            $  235,00       $  160,000
                  Accounts receivable            71,000           53,000
                  Inventories                    96,000           46,000
                  Other                               -           18,000
                                              ---------         --------
                                                402,000          277,000
                                              ---------         --------

             Deferred tax liabilities:
                  Property, plant and           559,000          628,000
                    equipment
                  Other                          49,000                -
                                               --------       ----------
                                                608,000          628,000
                                               --------       ----------

                                             $  206,000       $  351,000
                                             ==========       ==========

     7.   DEBT

     Debt at September 30, 1995 consists of the following:


                                                          1995
                                                      ----------

                     Revolving credit loan            $  721,000
                     Term loan                         1,019,000
                     Senior subordinate notes          3,631,000
                     Junior subordinate notes          2,500,000
                     Other                                 5,000
                                                       ---------

                                                       7,876,000
                     Current portion                   1,745,000
                                                      ----------
                                                      $6,131,000
                                                      ==========

                              THE LION BREWERY, INC.

     On May 2, 1996, the Company completed an initial public offering of equity securities. A portion of the proceeds were used to repay indebtedness of the Company (See Note 12). The extraordinary item recorded in 1996 consists of prepayment penalties of $160,000, unamortized debt discounts of $213,000 and the write-off of unamortized deferred financing costs of $177,000 related to the early extinguishment of debt, net of an income tax benefit of $228,000.

     The Company is currently negotiating a $5,000,000 revolving line of credit and a $2,500,000 revolving equipment line of credit. Both facilities would be unsecured and interest will be paid monthly based upon either the Bank's prime rate minus 1/2%, LIBOR plus 75 basis points or the Bank's offered rate. There can be no assurance that such agreement will be finalized.

     8.   PENSION PLANS

     The Company maintains a noncontributory defined benefit pension plan covering nonunion employees. The plan provides benefits based on years of service and compensation levels. The Company's funding policy for these plans is predicted on allowable limits for federal income tax purposes.

     The components of net periodic pension cost for the defined benefit plan are as follows:


                                                      1996      1995
                                                    --------  --------

               Service cost - benefits earned       $ 30,000  $ 24,000
                 during the period

               Interest cost on projected             36,000    36,000
                 benefit obligation

               Actual return on plan assets          (23,000)  (39,000)

               Net amortization and deferral          19,000    38,000

               Effect of settlement                        -    15,000
                                                   ---------  --------

                    Net pension expense             $ 62,000  $ 74,000
                                                   =========  ========


     Assumptions used in the accounting for the defined benefit plan are as follows as of September 30, 1996 and 1995:

                    Weighted average discount rate         8.5%

                    Expected long-term rate of
                    return on assets                       9.0

                    Average salary increase                5.0

                           THE LION BREWERY, INC.

     The following table sets forth the funded status and the net pension liability included in the balance sheet for the defined benefit plan:

                                                    1996          1995
                                                  ---------     ---------

           Actuarial present value of benefit
           obligation:

                Accumulated benefit
                 obligation (including
                 vested benefits of $392,000
                 and $327,000)                    $ 403,000     $ 340,000

           Projected benefit obligation             438,000       413,000

           Plan assets at fair value                160,000       122,000
                                                  ---------     ---------

                Projected benefit obligation
                 in excess of plan assets          (278,000)     (291,000)

                Unrecognized net loss               111,000        87,000

                Adjustment required to
                 recognize minimum liability        (76,000)      (14,000)
                                                  ---------     ---------


                Net pension liability
                 recognized in balance sheet      $ 243,000     $ 218,000
                                                  =========     =========


     The Company also participates in a multi-employer pension plan which provides defined benefits to union employees. Contributions are based on a fixed amount per hour worked. Pension cost aggregated $162,000 and $142,000 for the years ended September 30, 1996 and 1995, respectively.

     9.   COMMITMENTS AND CONTINGENCIES

     The Company leases warehouse facilities and equipment under noncancelable operating leases. Future minimum lease payments under these leases are:

                                 1997        $234,000

                                 1998         246,000

                                 1999         187,000

                                 2000         136,000

                                 2001         102,000


     Rent expense for all leased facilities amounted to $294,000 in 1996 and $249,000 in 1995.

     The Company has entered into employment agreements with the Company's President and Chief Financial Officer at annual base salaries aggregating $235,000. Bonuses are determined at the discretion of the Board of Directors. The contracts also provide for up to 2 years severance in the case of involuntary termination.

     The Company is engaged in certain legal and administrative proceedings incidental to its normal course of business activities. Management believes the outcome of these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

                             THE LION BREWERY, INC.

     10.  RELATED PARTY TRANSACTIONS

     Quincy Partners, a general partner of Lion Partners Company, L.P. had a management consulting agreement with the Company providing for an annual fee of 130,000. This agreement was terminated on May 2, 1996, the effective date of the initial public offering (see Note 12). In connection with the offering Quincy Partners received a consulting fee of $80,000.
     The chairman of the Board of Directors receives $50,000 annually plus stock options for his services in this capacity.

     The Company obtained covenants not to compete from two selling employee/shareholders for an aggregate of $600,000 payable in annual installments of $100,000 over a six year noncompete period, one covenant ending in October, 1999 and the other ending in October, 2000.

     11.  STOCK OPTION PLANS AND WARRANTS

     The Company's 1996 Employee Stock Option Plan (the Plan) permits the granting of options to directors and employees of the Company. The Plan is administered by the Compensation Committee of the Board of Directors, which generally has the authority to select individuals who are to receive options and to specify the terms and conditions of each option so granted, including the number of shares covered by the option, the type of option (incentive stock option or nonqualified stock option), the exercise price (which in all cases must be at least 100% of the fair market value of the common stock on the date of grant), vesting provisions, and the overall option term. Options to purchase a total of 400,000 shares of common stock were reserved for future grants of options under the Plan. In January 1996, the Company granted options for an aggregate of 238,431 shares of common stock to a director, certain officers and other key employees of the Company. All of these options vest over a period of two years and have an exercise price of $6 per share.

     On March 21, 1994, the Company's Board of Directors granted options to purchase an aggregate of 57,251 shares of common stock of the Company to the President at $1.40 per share (estimated fair market value on the date of grant) expiring in 2001. The options vest over three years. Vesting accelerated at the initial public offering (see Note 12).

     The senior subordinated noteholders received warrants for the purchase of 291,565 shares of the Company's common stock having a nominal exercise price. The loan agreement provides that the noteholders may put these warrants to the Company and accordingly, the warrants were accreted to the estimated redemption price. During fiscal 1996 and 1995, accretion of $89,000 and $300,000, respectively, was recorded and charged to retained earnings. The warrants were exercised in December 1995. The Company used $950,000 of the net proceeds of the initial public offering to repurchase 132,696 shares of common stock issued upon the exercise of the warrants.

     12.  PUBLIC OFFERING AND PREFERRED STOCK AUTHORIZATION

     On May 2, 1996, the Company completed an initial public offering of 1,875,000 shares of common stock for $6.00 per share, including the partial exercise of the over-allotment option. The proceeds of the initial public offering, including the partial exercise of the over-allotment option, net of the underwriting commissions and expenses totaled $9,466,000. A portion of these proceeds were used to repay indebtedness of the Company of $7,948,000 and to retire 132,696 shares of Common Stock, in connection with the termination of a loan agreement, at a cost of $950,000.

     In connection with this offering, the Company issued warrants to the underwriters to purchase up to 135,000 shares of common stock at an exercise price of $7.20, which are exercisable for a period of five years
     from the date of the offering.   The holders have certain rights to obtain
     the registration of these shares under the Securities Act.

                             THE LION BREWERY, INC.

     12.  PUBLIC OFFERING AND PREFERRED STOCK AUTHORIZATION (CONTINUED)

     In January 1996, the Company's Board of Directors authorized a change in the Company's authorized capitalization to 10,000,000 shares of common stock and 1,000,000 shares of undesignated preferred shares.

                                    SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wilkes-Barre, State of Pennsylvania, on December 29, 1996

                                   THE LION BREWERY, INC.



                                   By /s/ Charles E. Lawson, Jr.
                                     ----------------------------------
                                       Charles E. Lawson, Jr.
                                       President, Chief Executive Officer and
                                         Director


          Pursuant to the requirements of Securities Exchange Act of 1934, this Report has been signed by the following persons on its behalf of the Registrant and in the capacities and on the dates indicated.


                                     President, Chief
      /s/ Charles E. Lawson, Jr.     Executive           December 29, 1996
      -------------------------      Officer and
      Charles E. Lawson, Jr.         Director


                                     Vice President,
      /s/ Patrick E. Belardi         Chief Financial     December 29, 1996
      -------------------------      Officer and
      Patrick E. Belardi             Treasurer


      /s/ Donald J. Sutherland       Chairman of the     December 29, 1996
      -------------------------      Board
      Donald J. Sutherland


                                     Director
      -------------------------
      Thomas S. Ablum


      /s/ George W. Peck, IV         Director            December 29, 1996
      -------------------------
      George W. Peck, IV


      /s/ Carlo A. von Schroeter     Director            December 29, 1996
      -------------------------
      Carlo A. von Schroeter


      /s/ Henry T. Wilson            Director            December 29, 1996
      -------------------------
      Henry T. Wilson