Form 10QSB
period 1996-12-31
LION BREWERY INC
filed 1997-02-13
CIK 1008990

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549
                                     FORM 10-QSB

     (Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended     December 31, 1996
                                    ---------------------------

     [ ]  Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from                to
                                   ---------------     ----------

     Commission file number   0-28282
                           ----------------------------------------------------

                                THE LION BREWERY, INC.
     --------------------------------------------------------------------------
          (Exact Name of Small Business Issuer as Specified in Its Charter)

             PENNSYLVANIA                                   24-0645190
     -------------------------------                   --------------------
     (State or Other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                     Identification No.)

                700 NORTH PENNSYLVANIA AVENUE, WILKES BARRE, PA 18703
     ---------------------------------------------------------------------------
                       (Address of Principal Executive Offices)

                                    (717) 823-8801
     ---------------------------------------------------------------------------
                   (Issuer's Telephone Number, Including Area Code)

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

     Yes  X       No
         ----       ----

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                      PROCEEDING DURING THE PRECEDING FIVE YEARS

        Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

     Yes          No
         ----       ----

                         APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                                                                  --------
     January 31, 1997 - 3,885,051 shares outstanding
     ---------------------------------------------------------------------

        Transitional Small Business Disclosure Format (check one):

     Yes          No  X
         ----       ---

                                THE LION BREWERY, INC.

                                    BALANCE SHEETS


                                                   December 31,    September 30,
                                                       1996             1996
                                                   ------------    -------------
                                                   (Unaudited)
                                        ASSETS

     Current assets:
        Cash and cash equivalents                  $  2,467,000     $ 1,992,000
        Accounts receivable, less allowance for
          doubtful accounts of $160,000
          at December 31, 1996 and $157,000
          at September 30, 1996                       1,469,000       2,001,000
        Inventories                                   2,226,000       2,128,000
        Prepaid expenses and other assets               231,000         190,000
                                                    -----------    ------------

          Total current assets                        6,393,000       6,311,000

     Property, plant & equipment, net of
        accumulated depreciation of $1,838,000
        at December 31, 1996 and $1,684,000
        at September 30, 1996                         3,920,000       3,600,000

     Goodwill, net of accumulated amorization
        of $516,000 at December 31, 1996
        and $475,000 at September 30, 1996            5,998,000       6,039,000

     Other assets                                         4,000           4,000
                                                    -----------    ------------


                                                   $ 16,315,000    $ 15,954,000
                                                   ============    ============



                         LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
        Accounts payable                           $  1,713,000     $ 1,663,000
        Accrued expenses                                998,000         839,000
        Refundable deposits                             216,000         205,000
        Income taxes payable                             81,000         178,000
                                                   ------------    ------------

                                                      3,008,000       2,885,000


     Net pension liability                              243,000         243,000


     Deferred income taxes                              182,000         206,000
                                                   ------------    ------------

          Total liabilities                           3,433,000       3,334,000
                                                   ------------    ------------

     Stockholders' equity:
        Common stock, $.01 par value; 10,000,000
          shares authorized; 3,885,051
          issued and outstanding at December 31,
          1996 and September 30, 1996                    39,000          39,000
        Additional paid-in capital                   10,612,000      10,612,000
        Adjustment to reflect minimum pension
          liability, net of deferred
          income taxes                                  (42,000)        (42,000)
        Retained earnings                             2,273,000       2,011,000
                                                   ------------    ------------

          Total stockholders' equity                 12,882,000      12,620,000
                                                   ------------    ------------

          Total liabilities and stockholders'
             equity                                $ 16,315,000    $ 15,954,000
                                                   ============    ============

       The accompanying notes to financial statements are an integral part of these financial statements.

                                THE LION BREWERY, INC.

                               STATEMENTS OF CASH FLOWS


                FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                     (Unaudited)



                                                       1996         1995
                                                    ----------   ----------

     Cash flows from operating activities:
     Net income                                     $  262,000   $  248,000
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
        Depreciation and amortization                  195,000      217,000
        Bad debt expense                                 3,000        3,000
        Provision for inventory reserve                  6,000       15,000
        Benefit for deferred income taxes              (24,000)     (33,000)
      Changes in assets and liabilities:
        (Increase) decrease in:
          Accounts receivable                          529,000      574,000
          Inventories                                 (104,000)    (297,000)
          Prepaid expenses and other assets            (41,000)      (2,000)
        Increase (decrease) in:
          Accounts payable, accrued expenses
            and refundable deposits                    220,000     (431,000)
          Income taxes payable                         (97,000)      25,000
                                                    ----------   ----------

            Cash provided by operating
              activities                               949,000      319,000
                                                    ----------   ----------

     Cash flows from investing activities:
        Purchase of equipment                         (474,000)     (43,000)
                                                    ----------   ----------

     Cash flows from financing activities:
        Net reductions in line of credit                     0      (37,000)
        Repayment of long term debt                          0     (239,000)
                                                    ----------   ----------

          Net cash used in financing activities              0     (276,000)
                                                    ----------   ----------

             Net increase in cash                      475,000            0


     Cash and cash equivalents, beginning
       of year                                       1,992,000            0
                                                    ----------   ----------

     Cash and cash equivalents, end of year         $2,467,000   $        0
                                                    ==========   ==========

     Supplementary disclosure of cash
       flow information:
         Cash paid for:
           Interest                                 $        0   $  215,000
                                                    ==========   ==========
           Income taxes                             $  337,000   $  211,000
                                                    ==========   ==========

       The accompanying notes to financial statements are an integral part of these financial statements.

                                THE LION BREWERY, INC.

                                 STATEMENTS OF INCOME

                FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                     (Unaudited)

                                               1996                 1995
                                           -----------          -----------

     Gross sales                           $ 5,927,000          $ 6,029,000
     Less excise taxes                         110 000              107,000
                                           -----------          -----------

     Net sales                               5,817,000            5,922,000

     Cost of sales                           4,392,000            4,470,000
                                           -----------          -----------

        Gross profit                         1,425,000            1,452,000
                                           -----------          -----------

     Operating expenses:
        Delivery                               172,000              195,000
        Selling advertising and
           promotional expenses                460,000              220,000
        General and administrative             342,000              355,000
                                           -----------          -----------

                                               974,000              770,000
                                           -----------          -----------

        Operating income                       451,000              682,000

     Interest expense (income) and
       amortization of debt discount          (27,000)              231,000
                                           -----------          -----------

        Income before provision for
           income taxes                        478,000              451,000
     Provision for income taxes                216,000              203,000
                                           -----------          -----------

        Net income                             262,000              248,000
     Warrant accretion                               0               89,000
                                           -----------          -----------

     Net income available to
        common shareholders                $   262,000          $   159,000
                                           ===========          ===========

     Net income per share                  $      0.07          $      0.08
                                           ===========          ===========

     Shares used in the per share
        calculation                          3,925,000            1,902,000
                                           ===========          ===========

       The accompanying notes to financial statements are an integral part of these financial statements.

                                THE LION BREWERY, INC.

                            NOTES TO FINANCIAL STATEMENTS



     1.   BASIS OF PRESENTATION:

          The financial statements and accompanying information as of December 31, 1996 and for the three month periods ended December 31, 1996 and 1995 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of results for the entire year. The interim financial statements and the related notes should be read in conjunction with the notes to the financial statements of the Company included in the Form 10-KSB for the year ended September 30, 1996.

     2.   LINES OF CREDIT:

          In February 1997, the Company obtained a $5,000,000 revolving line of credit and a $2,500,000 revolving equipment line of credit from a financial institution. Both facilities are unsecured and interest is payable monthly based upon either the Bank's prime rate minus 1/2%, LIBOR plus 75 basis points or the Bank's offered rate. These lines of credit mature in 3 years, and the Company, at its option, may convert the principal outstanding on the revolving equipment line to a term loan of either 3 or 5 years at the same rates or at a fixed rate to be determined by the lending institution.

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

     The Company's flagship line of distinctive full-flavored beers are marketed under the Brewery Hill name. The Brewery Hill line includes Brewery Hill PennCenntenial Lager, Brewery Hill Carmel Porter, Brewery Hill Black and Tan, Brewery Hill Honey Amber, Brewery Hill Raspberry Red, Brewery Hill Pale Ale and Brewery Hill Cherry Wheat. The Company's original specialty beers 1857 Premium Lager, Stegmaier Porter and Liebotschaner Cream Ale are reminiscent of the Company's rich brewing heritage. Since the brewhouse was built at the turn of the century in Wilkes-Barre, Pennsylvania, The Lion Brewery benefits from a long brewing tradition. Company label beers, brewed in its own brewery, have won several prestigious awards. The Company's 1857 Premium Lager was voted the Best American Premium Lager at the Great American Beer Festival in 1994. In addition, Liebotschaner Cream Ale won back to back Gold Medals in the American Lager Cream Ale Category in 1994 and 1995 at the Great American Beer Festival. The quality of the Company's products continues to be recognized. Company brands have captured the following medals at the 1996 World Beer Championships:

               Brewery Hill Black and Tan         1st Place World Champ
               Brewery Hill Cherry Wheat          1st Place World Champ
               Brewery Hill Honey Amber           Silver Medal
               Brewery Hill Raspberry Red         Silver Medal
               1857 Premium Lager                 Silver Medal
               Stegmaier Gold Medal Beer          Silver Medal
               Stegmaier Porter                   Bronze Medal

     In addition, Brewery Hill Honey  Amber won a bronze medal in  the specialty
     category  at the  1996 World Beer  Cup.   Furthermore, the  craft beers and
     specialty soft drinks brewed under contract have won several awards.

     RESULTS OF OPERATIONS

     THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995


     GROSS SALES AND EXCISE TAXES

     The Company's gross sales decreased 1.7% to $5,927,000 in the three months ended December 31, 1996 from $6,029,000 in the three months ended December 31, 1995. However, gross sales of the Company's flagship line of distinctive full-flavored beers marketed under the Brewery Hill name increased 17.1% to $247,000 in the three months ended December 31, 1996, up from $211,000 in the same period of the prior fiscal year.

     The Company is required to pay federal and state excise taxes on sales of its beer. The federal excise tax increases from $7 to $18 per barrel on production over 60,000 barrels. Total excise taxes increased 2.8% to $110,000 in the first three months of fiscal 1997 from $107,000 in the same period of fiscal 1996. Excise taxes are accrued at a rate higher than $7 per barrel in expectation that beer production will exceed 60,000 barrels.

     NET SALES

     The Company's net sales decreased 1.8% to $5,817,000 in the three months ended December 31, 1996 from $5,922,000 in the three months ended December 31, 1995. Net sales of the Company's flagship line of distinctive full-flavored beers marketed under the Brewery Hill name increased 15.1% to $229,000 in the three months ended December 31, 1996, up from $199,000 in the same period of the prior fiscal year. Net sales of Malta and specialty soft drinks increased .3% and 6.1% respectively during the first three months of fiscal 1997 as compared to the same period in fiscal 1996. Net sales of the craft beers and specialty malt beverages decreased 7.4% and net sales of popular priced beers decreased 27.7%. The decrease in net sales of craft beer and specialty malt beverages primarily resulted from a decrease in the sales of the Classic Collection variety pack. The Company continued its strategy initiated in fiscal 1995 to discontinue some of the slower selling, less profitable popular priced beers.

     The Company increased sales of its Brewery Hill line of craft beers through increased penetration in its existing markets, expansion into contiguous regional markets and new product introductions. In November 1996, the Company introduced Brewery Hill PennCenntenial Lager, along with its winter seasonal, Brewery Hill Carmel Porter.

     GROSS MARGINS

     The Company's gross margins (gross profit as a percentage of net sales) remained at 24.5% in the first three months of fiscal 1997, in comparison to the first three months of fiscal 1996.

     DELIVERY EXPENSE

     Delivery expense as a percentage of net sales decreased to 3.0% of net sales, or $172,000, during the first three months of fiscal 1997 from 3.3% of net sales or $195,000, during the first three months of fiscal 1996. Delivery expense decreased to 4.0% of Malta sales in the first three months of fiscal 1997 from 4.6% of Malta sales in the first three months of fiscal 1996. Malta products are usually shipped common carrier at the Company's expense. This decrease primarily results from seasonal shipments of Malta at the customers' expense. Substantially all beer sales are shipped F.O.B. shipping point.

     SELLING, ADVERTISING AND PROMOTIONAL EXPENSE

     Selling, advertising and promotional expenses increased 109.1% to $460,000 in the first three months of fiscal 1997 from $220,000 in the comparable period of fiscal 1996. The increase in selling, advertising and promotional expenses occurred as the Company began to gear up its Company label craft beer packaging and sales and marketing efforts. With the introduction of Brewery Hill PennCenntenial Lager and Carmel Porter, the Company began radio, billboard and print media advertisements in select markets. A significant portion of the Company's sales and marketing efforts is dedicated to the introduction of its new labels and the implementation of promotional programs, including advertising, point of sale materials and package design. Along with the introduction of the Brewery Hill PennCenntenial Lager and Carmel Porter, the Company utilized a sales blitz in its local marketplace and in January 1997 sales blitzes were utilized in Maryland and Massachusetts. The Company also expanded its distribution in the New England states and added a full time sales representative in this area.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were $342,000 or 5.9% of net sales in the first three months of fiscal 1997 in comparison to 6.0% or $355,000 in the first three months of fiscal 1996.

     OPERATING INCOME

     Operating income was $478,000, or 8.2% of net sales, in the first three months of fiscal 1997. As a result of the increase in selling, advertising and promotional expenses of $240,000, operating income decreased from $682,000, or 11.5% of net sales in the first three months of fiscal 1996. The Company believes the increased selling, advertising and promotional expenditures will have a positive effect on future sales of its specialty craft beers, however there can be no assurance thereof.

     INTEREST EXPENSE (INCOME)

     Interest income was $27,000 in the first three months of fiscal 1997 compared to interest expense of $231,000 in the first three months of fiscal 1996. The interest income and decrease in interest expense resulted from income earned on short-term investments and the repayment of the debt outstanding with the proceeds from the company's initial public offering in May 1996.

     PROVISION FOR INCOME TAXES

     The effective tax rate  was 45% for the  first three months of  fiscal 1997
     and  1996.   State  income taxes  and  nondeductible goodwill  amortization impact the effective tax rates.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically funded operations primarily through cash generated from operations and bank and other debt. On May 2, 1996, the Company completed an initial public offering of equity securities. A portion of the proceeds from the offering was used to repay indebtedness of the Company. In February 1997, the Company obtained a $5,000,000 revolving line of credit and a $2,500,000 revolving equipment line of credit from a financial institution. Both facilities are unsecured and interest is payable monthly based upon either the Bank's prime rate minus 1/2%, LIBOR plus 75 basis points or the Bank's offered rate. These lines of credit mature in 3 years and the Company, at its option, may convert the principal outstanding on the revolving equipment line to a term loan of either 3 or 5 years at the same rates or at a fixed rate to be determined by the lending institution. There are no borrowings under these lines of credit to date.

     Cash flows provided from operations were $949,000 and $319,000 in the first three months of fiscal 1997 and 1996, respectively. The cash flows from operations was primarily generated from net income, collections of accounts receivable, an increase in accounts payable and accrued expenses and the payment of income taxes. The increase in accounts receivable collections is consistent with the increase in sales in the fourth quarter of fiscal 1996 and the seasonality of the beverage industry. The increase in accounts payable and accrued expenses is primarily attributable to increases in professional fees, payroll, payroll taxes and insurance payables.

     In the first three months of fiscal 1997, the cash provided from operations was used to purchase equipment. During the first three months of fiscal 1997, the Company expended $474,000 on capital improvements. The Company is in the midst of its capital expenditure program to increase its annual production capacity from 340,000 to 400,000 barrels. The Company is currently adapting its seven ounce bottling line to also accommodate 12 oz. bottles and installing a malt silo system. During the first three months of fiscal 1997, the Company completed refurbishing of existing storage tanks.

     The Company believes that the net proceeds from the initial public offering, together with cash flows from operations and borrowing availability under its revolving credit facilities, will be sufficient to support the Company's capital expenditure and working capital requirements through the end of fiscal 1998.

     FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

     This report contains forward looking statements based upon current expectations that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include the following: general economic conditions and growth rates in the malt beverage, soft drink and related industries, competitive factors and pricing pressures, changes in the Company's product mix, the timely development and acceptance of new products, inventory risks due to shifts in market demands, supply of recycled glass and other constraints and shortages, and the ramp-up and expansion of manufacturing capacity.



     PART II.  OTHER INFORMATION

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8K

          EXHIBIT 27.  FINANCIAL DATA SCHEDULE

                                      SIGNATURES

               In   accordance with the  requirements  of  the Exchange Act, the
     registrant  caused    this  report  to  be signed  on  its  behalf  by  the
     undersigned, thereunto duly authorized.

                                             THE LION BREWERY, INC.
                                             -----------------------------------
                                                          (Registrant)


     Date:     February 12, 1997
            --------------------------
                                               /s/ Charles E. Lawson
                                             -----------------------------------
                                             CHARLES E. LAWSON
                                             President and Chief Executive
                                             Officer

     Date:     February 12, 1997
            --------------------------
                                               /s/ Patrick E. Belardi
                                             -----------------------------------
                                             PATRICK E. BELARDI
                                             Vice President and Chief Financial
                                             Officer

                             EXHIBIT INDEX


            Exhibit              Description
            -------              -----------

              27                 Financial Data Schedule