Form 10QSB
period 1997-03-31
LION BREWERY INC
filed 1997-05-15
CIK 1008990

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549
                                     FORM 10-QSB

          (Mark One)

          [X] Quarterly report under Section 13 or 15(d) of the Securities
              Exchange Act of 1934

          For the quarterly period ended          March 31, 1997
                                         -----------------------------

          [ ] Transition report under Section 13 or 15(d) of the Exchange
              Act

          For the transition period from                to
                                         --------------    -----------

          Commission file number        0-28282
                                 ------------------------------------------

                                THE LION BREWERY, INC.
          -----------------------------------------------------------------
          (Exact Name of Small Business Issuer as Specified in Its Charter)

               PENNSYLVANIA                                   24-0645190
          ---------------------                          ------------------
           (State or Other Jurisdiction of                 (I.R.S. Employer
           Incorporation or Organization)               Identification No.)

                700 NORTH PENNSYLVANIA AVENUE, WILKES BARRE, PA 18703
          -----------------------------------------------------------------
                       (Address of Principal Executive Offices)

                                    (717) 823-8801
          -----------------------------------------------------------------
                   (Issuer's Telephone Number, Including Area Code)

                                         N/A
          -----------------------------------------------------------------
           (Former Name, Former Address and Former Fiscal Year, if Changed
                                  Since Last Report)

               Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes   X    No
              -----     -------

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDING DURING THE  PRECEDING FIVE YEARS

               Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

          Yes          No
              -------     -------


                         APPLICABLE ONLY TO CORPORATE ISSUERS

               State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable
          date:     April 30, 1997 - 3,885,051 shares outstanding
                -----------------------------------------------------------

               Transitional Small Business Disclosure Format (check one):

          Yes          No   X
              -------     -----

                                THE LION BREWERY, INC.

                                    BALANCE SHEETS

                                             MARCH 31,      SEPTEMBER 30,
                                                1997             1996
                                             ----------     -------------

                                            (UNAUDITED)
                       ASSETS


           Current assets:

             Cash and cash equivalents .   $ 1,529,000      $ 1,992,000

             Accounts receivable, less
              allowance for doubtful
              accounts of $163,000
              at March 31, 1997 and
              $157,000 at September 30,
              1996 . . . . . . . . . . .     1,926,000        2,001,000

             Inventories . . . . . . . .     2,522,000        2,128,000

             Prepaid expenses and other        165,000          190,000
              assets . . . . . . . . . .   -----------        ---------

               Total current assets  . .     6,142,000        6,311,000

           Property, plant & equipment,
            net of accumulated
            depreciation of $2,001,000
            at March 31, 1997 and
            $1,684,000 at September 30,
            1996 . . . . . . . . . . . .     4,386,000        3,600,000

           Goodwill, net of accumulated
            amortization of $557,000 at
            March 31, 1997 and $475,000
            at September 30, 1996  . . .     5,957,000        6,039,000

                                                 4,000            4,000
           Other assets  . . . . . . . .     ---------        ---------

                                           $16,489,000      $15,954,000
                                           ===========      ===========


                LIABILITIES AND STOCKHOLDERS' EQUITY

           Current liabilities:

             Accounts payable  . . . . .   $ 1,745,000      $ 1,663,000

             Accrued expenses  . . . . .       964,000          839,000

             Refundable deposits . . . .       227,000          205,000

                                                     0          178,000
             Income taxes payable  . . .    ----------      -----------

                                             2,936,000        2,885,000

           Net pension liability . . . .       243,000          243,000

                                               158,000          206,000
           Deferred income taxes . . . .    ----------      -----------

                                             3,337,000        3,334,000
             Total liabilities . . . . .    ----------      -----------

           Stockholders' equity:

             Common stock, $.01 par
              value; 10,000,000 shares
              authorized; 3,885,051
              issued and outstanding at
              March 31, 1997 and
              September 30, 1996 . . . .        39,000           39,000

             Additional paid-in capital     10,612,000       10,612,000

             Adjustment to reflect
              minimum pension liability,
              net of deferred income
              taxes  . . . . . . . . . .       (42,000)         (42,000)

                                             2,543,000        2,011,000
             Retained earnings . . . . .    ----------       ----------

               Total stockholders'          13,152,000       12,620,000
                equity . . . . . . . . .    ----------      -----------


               Total liabilities and       $16,489,000      $15,954,000
                stockholders' equity . .   ===========      ===========

            The accompanying notes to financial statements are an integral part of these financial statements.

                                THE LION BREWERY, INC.

                                 STATEMENTS OF INCOME
                                     (Unaudited)



                                   THREE MONTHS ENDED    SIX MONTHS ENDED MARCH
                                       MARCH 31,                   31,
                                   ------------------    ----------------------
                                   1997         1996         1997        1996
                                   ----         ----         ----        ----

      Gross sales . . . . . .  $5,878,000  $5,957,000  $11,805,000  $11,986,000

      Less excise taxes . . .     102,000      94,000      212,000      201,000
                                ---------   ---------   ----------    ---------

      Net sales . . . . . . .   5,776,000   5,863,000   11,593,000   11,785,000

                                4,406,000   4,460,000    8,798,000    8,930,000
      Cost of sales . . . . .   ---------  ----------   ----------    ---------

                                1,370,000   1,403,000    2,795,000    2,855,000
         Gross profit . . . .   ---------   ---------    ---------    ---------


      Operating expenses:

         Delivery . . . . . .     190,000     214,000      362,000      409,000

         Selling, advertising
           and promotional
           expenses . . . . .     361,000     254,000      821,000      474,000

         General and              361,000     350,000      703,000      705,000
           administrative . .   ---------   ---------    ---------    ---------

                                  912,000     818,000    1,886,000    1,588,000
                                ---------   ---------    ---------    ---------

         Operating income . .     458,000     585,000      909,000    1,267,000

      Interest expense
        (income) and
        amortization              (31,000)    234,000      (58,000)     465,000
        of debt discount  . .    --------   ---------    ---------    ---------

         Income before
           provision for income
           taxes . . . . . . .    489,000     351,000      967,000      802,000

      Provision for income        219,000     157,000      435,000      360,000
        taxes  . . . . . . . .  ---------   ---------    ---------    ---------

         Net income . . . . .     270,000     194,000      532,000      442,000

      Warrant accretion . . .           0           0            0       89,000
                                ---------   ---------    ---------    ---------

      Net income available to   $ 270,000   $ 194,000    $ 532,000     $353,000
        common shareholders .   =========   =========    =========     ========

                                $    0.07   $    0.09    $    0.14     $   0.17
      Net income per share  .   =========   =========    =========     ========

      Shares used in the per    3,923,000   2,045,000    3,923,000    2,045,000
        share calculation . .   =========   =========    =========    =========

        The accompanying notes to financial statements are an integral part of these financial statements.

                                THE LION BREWERY, INC.

                               STATEMENTS OF CASH FLOWS

                   FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                                     (Unaudited)


                                                        1997         1996
                                                     ---------     ---------

      Cash flows from operating activities:
      Net income  . . . . . . . . . . . . . . . . .   $532,000      $442,000


      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and amortization . . . . . .    399,000       435,000
          Bad debt expense  . . . . . . . . . . . .      6,000         6,000
           Provision for inventory reserve  . . . .     12,000        25,000
           Benefit for deferred income taxes  . . .    (48,000)      (66,000)
        Changes in assets and liabilities:
          (Increase) decrease in:
            Accounts receivable . . . . . . . . . .     69,000       403,000
            Inventories . . . . . . . . . . . . . .   (406,000)     (593,000)
            Prepaid expenses and other assets . . .     25,000       147,000
          Increase (decrease) in:
            Accounts payable, accrued expenses and
              refundable deposits . . . . . . . . .    229,000        70,000
            Income taxes payable  . . . . . . . . .   (178,000)     (255,000)
                                                     ---------     ---------

              Net cash provided by operating           640,000       614,000
                activities  . . . . . . . . . . . .  ---------     ---------

      Cash flows from investing activities:
        Purchase of equipment . . . . . . . . . . . (1,103,000)     (232,000)
                                                     ---------     ---------

      Cash flows from financing activities:
        Deferred costs relating to the initial
          public offering . . . . . . . . . . . . .          0      (318,000)
        Net reductions in line of credit  . . . . .          0       411,000
        Repayment of long term debt . . . . . . . .          0      (475,000)
                                                      --------     ---------

                                                             0      (382,000)
          Net cash used in financing activities . .   --------     ---------

            Net decrease in cash and cash
              equivalents . . . . . . . . . . . . .   (463,000)            0

                                                     1,992,000             0
      Cash and cash equivalents, beginning of year   ---------     ---------

                                                    $1,529,000     $       0
      Cash and cash equivalents, end of year  . . . ==========     =========



      Supplementary disclosure of cash flow information:
        Cash paid for:
          Interest  . . . . . . . . . . . . . . . .  $       0     $ 250,000
                                                     =========     =========

          Income taxes  . . . . . . . . . . . . . .  $ 588,000     $ 680,000
                                                     =========     =========

        The accompanying notes to financial statements are an integral part of these financial statements.

                                THE LION BREWERY, INC.

                            NOTES TO FINANCIAL STATEMENTS



       1.   BASIS OF PRESENTATION:

            The financial statements and accompanying information as of March 31, 1997 and for the six month periods ended March 31, 1997 and 1996 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of results for the entire year. The interim financial statements and the related notes should be read in conjunction with the notes to the financial statements of the Company included in the Form 10-KSB for the year ended September 30, 1996.

       2.   NET INCOME PER SHARE:

            On March 31, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" ("Statement 128"). Statement 128 is effective for fiscal years ending after December 15, 1997, and, when adopted, it will require restatement of prior years' earnings per share. If the Company had adopted Statement 128 for the period ending March 31, 1997, there would have been no effect on net income per share, on either the basic or diluted basis.

       3.   LINES OF CREDIT:

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


          OVERVIEW

          The Lion Brewery, Inc. is a brewer and bottler of brewed beverages, including malta, specialty beers and specialty soft drinks. Malta is a non-alcoholic brewed beverage popular with the Caribbean and certain other segments of the Hispanic population, which the Company produces for distribution primarily in the eastern United States. The Company produces malta for the major Hispanic food distribution companies including Goya Foods, Vitarroz, Ceverceria India and 7-Up/RC of Puerto Rico and is the dominant producer of malta in the continental United States. Specialty beers, generally known as craft beers, are brewed by the Company for both sale under its own brands (label) and on a contract basis for other breweries and marketers of craft beer brands. Craft beers are distinguishable from other domestically produced beers by their fuller flavor and adherence to traditional European brewing styles. Furthermore, the Company produces flavored, alcoholic, malt based brews under contract.
          In March 1997, the Company began producing under contract for Bass Beers Americas a malt based alcoholic lemon brew -- Hooper's Hooch(TM). The Company also produces specialty soft drinks, including all-natural brewed ginger beverages, on a contract basis for third parties. In addition, the Company brews beer for sale under traditional Company-owned labels for the local market at popular prices.

          The Company's flagship line of distinctive full-flavored beers are marketed under the Brewery Hill name. The Brewery Hill line includes Centennial Lager, Caramel Porter, Black and Tan, Honey Amber, Raspberry Red, Pale Ale and Cherry Wheat. The Company's original specialty beers 1857 Premium Lager, Stegmaier Porter and Liebotschaner Cream Ale are reminiscent of the Company's rich brewing heritage. Since the brewhouse was built at the turn of the century in Wilkes-Barre, Pennsylvania, The Lion Brewery benefits from a long brewing tradition. Company label beers, brewed in its own brewery, have won numerous prestigious awards.


          RESULTS OF OPERATIONS

          SIX MONTHS ENDED MARCH 31, 1997 AND 1996

          GROSS SALES AND EXCISE TAXES

          The Company's gross sales decreased 1.5% to $11,805,000 in the six months ended March 31, 1997 from $11,986,000 in the six months ended March 31, 1996. The Company's sales volumes for the first six months of fiscal 1997, were less than expected due to the timing of customer promotions, delays in the introduction of new contract brands and the competitiveness of the craft beer market. However, gross sales of the Company's flagship line of distinctive full-flavored beers marketed under the Brewery Hill name increased 21.9% to $517,000 in the six months ended March 31, 1997, up from $424,000 in the same period of the prior fiscal year.

          The Company is required to pay federal and state excise taxes on sales of its beer. The federal excise tax increases from $7 to $18 per barrel on production over 60,000 barrels. Total excise taxes increased 5.5% to $212,000 in the first six months of fiscal 1997 from $201,000 in the same period of fiscal 1996. Excise taxes are accrued at a rate higher than $7 per barrel in expectation that beer production will exceed 60,000 barrels.

          NET SALES

          The Company's net sales decreased 1.6% to $11,593,000 in the six months ended March 31, 1997 from $11,785,000 in the six months ended December 31, 1996. Net sales of the Company's flagship line of distinctive full-flavored beers marketed under the Brewery Hill name increased 20.5% to $482,000 in the six months ended March 31, 1997, up from $400,000 in the same period of the prior fiscal year. In November 1996, the Company introduced Brewery Hill Centennial Lager, along with its winter seasonal, Brewery Hill Caramel Porter. Net sales of malta decreased 3.7%, while net sales of alcoholic beverages and specialty soft drinks, produced under contract, increased 18.8% and 37.6% respectively during the first six months of fiscal 1997 as compared to the same period in fiscal 1996. Net sales of popular priced beers decreased 18.8%. The Company continued its strategy initiated in fiscal 1997 to discontinue some of the slower selling, less profitable popular priced beers.

          GROSS MARGINS

          The Company's gross margins (gross profit as a percentage of net sales) was 24.1% for the first six months of fiscal 1997, in comparison to 24.2% for the first six months of fiscal 1996.

          DELIVERY EXPENSE

          Delivery expense as a percentage of net sales decreased to 3.1% of net sales, or $362,000, during the first six months of fiscal 1997 from 3.5% of net sales or $409,000, during the first six months of fiscal 1996. Delivery expense decreased to 4.3% of malta sales in the first six months of fiscal 1997 from 4.7% of malta sales in the first six months of fiscal 1996. Malta products are usually shipped common carrier at the Company's expense. This decrease primarily results from seasonal shipments of malta at the customers' expense. Substantially all beer sales are shipped F.O.B. shipping point.

          SELLING, ADVERTISING AND PROMOTIONAL EXPENSE

          Selling, advertising and promotional expenses increased 73.2% to $821,000 in the first six months of fiscal 1997 from $474,000 in the comparable period of fiscal 1996. The increase in selling, advertising and promotional expenses occurred as the Company increased its Company label craft beer packaging and sales and marketing efforts. With the introduction of Brewery Hill Centennial Lager and Caramel Porter, the Company began radio, billboard and print media advertisements in select markets. A significant portion of the Company's sales and marketing efforts is dedicated to the introduction of its new labels and the implementation of promotional programs, including advertising, point of sale materials and package design.

          In March 1997, due to the softening of the craft beer category and the intense competition from both large and small brewers, the Company began to reduce its sales and marketing expenditures for Company label craft beers. The Company will focus its efforts more heavily on its local and contiguous markets.

          GENERAL AND ADMINISTRATIVE EXPENSES

          General and administrative expenses were $703,000 or 6.1% of net sales in the first six months of fiscal 1997 in comparison to 6.0% or $705,000 in the first six months of fiscal 1996.

          OPERATING INCOME

          Operating income was $909,000, or 7.8% of net sales, in the first six months of fiscal 1997. Primarily as a result of the increase in selling, advertising and promotional expenses of $347,000, operating income decreased from $1,267,000, or 10.8% of net sales in the first six months of fiscal 1996.

          The Company believes the increased selling, advertising and promotional expenditures will have a positive effect on future sales of its specialty craft beers, however there can be no assurance thereof.

          INTEREST EXPENSE (INCOME)

          Interest income was $58,000 in the first six months of fiscal 1997 compared to interest expense of $465,000 in the first six months of fiscal 1996. The interest income and decrease in interest expense resulted from income earned on short-term investments and the repayment of the debt outstanding with the proceeds from the Company's initial public offering in May 1996.

          PROVISION FOR INCOME TAXES

          The effective tax rate was 45% for the first six months of fiscal 1997 and 1996. State income taxes and nondeductible goodwill amortization impact the effective tax rates.


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

          Cash flows provided from operations were $640,000 and $614,000 in the first six months of fiscal 1997 and 1996, respectively. The cash flows from operations was primarily generated from net income, collections of accounts receivable, an increase in accounts payable and accrued expenses. The increase in accounts receivable collections is consistent with the increase in sales in the fourth quarter of fiscal 1996 and the seasonality of the beverage industry. The increase in accounts payable and accrued expenses is primarily attributable to increases in professional fees, rent and insurance payable.

          In the first six months of fiscal 1997, the cash provided from operations was used to purchase equipment. During the first six months of fiscal 1997, the Company expended $1,103,000 on capital improvements. The Company is near completion of its capital expenditure program to increase its annual production capacity from 340,000 to 400,000 barrels. During the first six months of fiscal 1997, the Company adapted its seven ounce bottling line to also accommodate 12 oz. bottles and installed a malt silo system and completed the refurbishing of existing storage tanks and its lauter tub.

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

                                        THE LION BREWERY, INC.
                                        ------------------------------
                                             (Registrant)


          Date:   May 15, 1997
               --------------------
                                        /s/ Charles E. Lawson
                                        ------------------------------
                                        CHARLES E. LAWSON
                                        President and Chief Executive
                                        Officer


          Date:    May 15, 1997
               --------------------
                                        /s/ Patrick E. Belardi
                                        ------------------------------
                                        PATRICK E. BELARDI
                                        Vice President and Chief Financial
                                        Officer

                                EXHIBIT INDEX

          Exhibit         Description
          -------         -----------

            27            Financial Data Schedule