Form 10QSB
period 1997-06-30
LION BREWERY INC
filed 1997-08-14
CIK 1008990

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549
                                     FORM 10-QSB

          (Mark One)

          [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended          June 30, 1997
                                         ---------------------------------

          [ ] Transition report under Section 13 or 15(d) of the Exchange
          Act

          For the transition period from                 to
                                         ---------------    --------------

          Commission file number    0-28282
                                 -----------------------------------------

                                THE LION BREWERY, INC.
          ----------------------------------------------------------------
          (Exact Name of Small Business Issuer as Specified in Its Charter)

               PENNSYLVANIA                                 24-0645190
          --------------------------                   --------------------
          State or Other Jurisdiction of                (I.R.S. Employer
          Incorporation or Organization)               Identification No.)



                700 NORTH PENNSYLVANIA AVENUE, WILKES BARRE, PA 18703
          ----------------------------------------------------------------
                       (Address of Principal Executive Offices)

                                    (717) 823-8801
          ----------------------------------------------------------------
                   (Issuer's Telephone Number, Including Area Code)

                                         N/A
          ----------------------------------------------------------------
          (Former Name, Former Address and Former Fiscal Year, if Changed
                                Since Last Report)

                  Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes    X     No
             ---------    ---------

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDING DURING THE  PRECEDING FIVE YEARS

                 Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

          Yes          No
             ---------   --------

                         APPLICABLE ONLY TO CORPORATE ISSUERS

               State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable
          date:    July 31, 1997 - 3,885,051 shares outstanding
               -----------------------------------------------------------

               Transitional Small Business Disclosure Format (check one):

          Yes          No    X
              --------   --------

                                THE LION BREWERY, INC.

                            NOTES TO FINANCIAL STATEMENTS




          1.   BASIS OF PRESENTATION:

               The financial statements and accompanying information as of June 30, 1997 and for the nine month periods ended June 30, 1997 and 1996 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of results for the entire year. The interim financial statements and the related notes should be read in conjunction with the notes to the financial statements of the Company included in the Form 10-KSB for the year ended September 30, 1996.

          2.   NET INCOME PER SHARE:

               On March 31, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" ("Statement 128"). Statement 128 is effective for fiscal years ending after December 15, 1997, and, when adopted, it will require the restatement of prior years earnings per share. If the Company had adopted Statement 128 for the period ending June 30, 1997, there would have been no effect on net income per share, on either the basic or diluted basis.

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

          The Company's flagship line of distinctive full-flavored beers are marketed under the Brewery Hill name. The Brewery Hill line includes Centennial Lager, Caramel Porter, Black and Tan, Honey Amber, Pocono Raspberry, Pale Ale and Cherry Wheat. The Company's original specialty beers, 1857 Premium Lager, Stegmaier Porter and Liebotschaner Cream Ale, are reminiscent of the Company's rich brewing heritage. Since the brewhouse was built at the turn of the century in Wilkes-Barre, Pennsylvania, The Lion Brewery benefits from a long brewing tradition. Company label beers, brewed in its own brewery, have won numerous prestigious awards.


          RESULTS OF OPERATIONS

          NINE MONTHS ENDED JUNE 30, 1997 AND 1996

          GROSS SALES AND EXCISE TAXES

          The Company's gross sales increased 1.4% to $19,552,000 in the nine months ended June 30, 1997 from $19,274,000 in the nine months ended June 30,1996. The Company's sales volumes for the first nine months of fiscal 1997, were less than expected due to delays in the introduction of new contract brands and the competitiveness of the craft beer market.

          The Company is required to pay federal and state excise taxes on sales of its beer. The federal excise tax increases from $7 to $18 per barrel on production over 60,000 barrels. Total excise taxes decreased 10.2% to $353,000 in the first nine months of fiscal 1997 from $393,000 in the same period of fiscal 1996. This decrease resulted from a reduction in the a barrels of beer sold. Excise taxes are accrued at a rate higher than $7 per barrel in expectation that beer production will exceed 60,000 barrels.

          NET SALES

          The Company's net sales increased 1.7% to $19,199,000 in the nine months ended June 30, 1997 from $18,881,000 in the nine months ended June 30, 1996. Net sales of malta and specialty soft drinks increased 3.2% and 47.1% respectively. Net sales of alcoholic specialty beverages, produced under the Company's own labels and contract, decreased 17.6% during the first nine months of fiscal 1997 as compared to the same period in fiscal 1996. Net sales of the Company's flagship line of distinctive full-flavored beers, marketed under the Brewery Hill name, decreased 2.8% to $723,000 in the nine months ended June 30, 1997, from $744,000 in the same period of the prior fiscal year. Net sales of popular priced beers decreased 27.1%.

          GROSS MARGINS

          The Company's gross margins (gross profit as a percentage of net sales) was 24.8% for the first nine months of fiscal 1997, in comparison to 24.2% for the first nine months of fiscal 1996.

          The Company anticipates a change in the availability of certain styles of recycled glass from its current sources. This reduction in availability would result in an increased cost of glass; reducing future gross margins. The Company will make all efforts to mitigate the effect on gross margins, but no assurances can be made that the Company will be successful in this regard.

          DELIVERY EXPENSE

          Delivery expense as a percentage of net sales remained at 3.1% of net sales, increasing to $601,000 during the first nine months of fiscal 1997 from $592,000 during the first nine months of fiscal 1996.

          SELLING, ADVERTISING AND PROMOTIONAL EXPENSE

          Selling, advertising and promotional expenses increased 47.5% to $1,139,000 in the first nine months of fiscal 1997 from $772,000 in the comparable period of fiscal 1996. The increase in selling, advertising and promotional expenses occurred as the Company began to increase its Company label craft beer packaging and sales and marketing efforts. A significant portion of the Company's sales and marketing efforts is dedicated to the introduction of its new labels and the implementation of promotional programs, including advertising, point of sale materials and package design.

          In March 1997, due to the softening of the craft beer category and the intense competition from both large and small brewers, the Company began to reduce its sales and marketing expenditures for Company label craft beers. The Company is focusing its efforts more heavily on its local and contiguous markets.

          GENERAL AND ADMINISTRATIVE EXPENSES

          General and administrative expenses were $1,073,000 or 5.6% of net sales in the first nine months of fiscal 1997 in comparison to 5.7% or $1,071,000 in the first nine months of fiscal 1996.

          OPERATING INCOME

          Operating income was $1,952,000, or 10.2% of net sales in the first nine months of fiscal 1997. Primarily as a result of the increase in selling, advertising and promotional expenses of $367,000, operating income decreased from $2,134,000, or 11.3% of net sales in the first nine months of fiscal 1996.

          INTEREST EXPENSE (INCOME)

          Interest income was $86,000 in the first nine months of fiscal 1997 compared to interest expense of $548,000 in the first nine months of fiscal 1996. The interest income and decrease in interest expense resulted from income earned on short-term investments and the repayment of the debt outstanding with the proceeds from the Company's initial public offering in May 1996.

          PROVISION FOR INCOME TAXES

          The effective tax rate was 43% and 44% for the first nine months of fiscal 1997 and 1996, respectively. State income taxes and nondeductible goodwill amortization impact the effective tax rates.

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

          Cash flows provided from operations were $1,083,000 and $892,000 in the first nine months of fiscal 1997 and 1996, respectively. The cash flows from operations were primarily generated from net income and an increase in accounts payable and accrued expenses. The increase in accounts payable and accrued expenses is primarily attributable to increases in professional fees, rent and insurance payable.

          In the first nine months of fiscal 1997, the cash provided from operations was used to purchase equipment. During the first nine months of fiscal 1997, the Company expended $1,303,000 on capital improvements. The Company has completed its capital expenditure program to increase its annual production capacity from 340,000 to 400,000 barrels. During the first nine months of fiscal 1997, the Company adapted its seven ounce bottling line to also accommodate 12 oz. bottles and installed a malt silo system and completed the refurbishing of existing storage tanks and its lauter tub.

          The Company believes that its cash on hand, together with cash flows from operations and borrowing availability under its revolving credit facilities, will be sufficient to support the Company's capital expenditure and working capital requirements for the foreseeable future.

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

                                             THE LION BREWERY, INC.
                                             -------------------------
                                                  (Registrant)

          Date:  August 14, 1997
               -------------------            /s/ Charles E. Lawson
                                             --------------------------
                                             CHARLES E. LAWSON
                                             President and Chief Executive
                                             Officer


          Date:  August 14, 1997
               -------------------            /s/ Patrick E. Belardi
                                             ---------------------------
                                             PATRICK E. BELARDI
                                             Vice President and Chief
                                             Financial Officer

                                THE LION BREWERY, INC.

                                    BALANCE SHEETS


                                                  June 30,       September 30,
                                                    1997              1996
                                                  --------       -------------
                                                 (Unaudited)

                                        ASSETS
      Current assets:
        Cash and cash equivalents                  $1,772,000       $1,992,000
      Accounts receivable, less allowance
      for doubtful accounts of $166,000 at
      June 30, 1997 and $157,000 at
      September 30, 1996                            2,703,000        2,001,000
      Inventories                                   2,449,000        2,128,000
      Prepaid expenses and other assets               123,000          190,000
                                                    ---------        ---------
      Total current assets                          7,047,000        6,311,000

      Property, plant & equipment, net of
      accumulated depreciation of $2,173,000
      at June 30, 1997 and $1,684,000 at
      September 30, 1996                            4,414,000        3,600,000
      Goodwill, net of accumulated
      amortization of $599,000 at June 30,
      1997 and $475,000 at September 30, 1996       5,915,000        6,039,000
      Other assets                                      4,000            4,000
                                                  -----------      -----------
                                                  $17,380,000      $15,954,000
                                                  ===========      ===========


                         LIABILITIES AND STOCKHOLDERS' EQUITY

      Current liabilities:                         $1,530,000       $1,663,000
        Accounts payable                            1,111,000          839,000
        Accrued expenses                              229,000          205,000
        Refundable deposits                           304,000          178,000
        Income taxes payable                       ----------        ---------
                                                    3,174,000        2,885,000

      Net pension liability                           243,000          243,000
      Deferred income taxes                           189,000          206,000
                                                   ----------        ---------
           Total liabilities                        3,606,000        3,334,000
                                                   ----------        ---------


      Stockholders' equity:
        Common stock, $.01 par value;
        10,000,000 shares authorized;
        3,885,051 issued and outstanding
        at June 30, 1997 and September 30, 1996        39,000           39,000
        Additional paid-in capital                 10,612,000       10,612,000
        Adjustment to reflect minimum
        pension liability, net of deferred
        income taxes                                  (42,000)         (42,000)
        Retained earnings                           3,165,000        2,011,000
                                                   ----------       ----------
           Total stockholders' equity              13,774,000       12,620,000
                                                   ----------       ----------
           Total liabilities and                  $17,380,000      $15,954,000
           stockholders' equity                    ==========       ==========

        The accompanying notes to financial statements are an integral part of these financial statements.

                                THE LION BREWERY, INC.

                                 STATEMENTS OF INCOME
                                     (Unaudited)

                                Three Months Ended        Nine Months Ended
                                     June 30,                 June 30,
                             -----------------------   ------------------------
                                  1997        1996          1997        1996
                                  ----        ----          ----        ----
      Gross sales            $7,747,000   $7,288,000   $19,552,000  $19,274,000
      Less excise taxes         140,000      192,000       353,000      393,000
                              ---------    ---------    ----------   ----------
      Net sales               7,607,000    7,096,000    19,199,000   18,881,000
      Cost of sales           5,636,000    5,382,000    14,434,000   14,312,000
                              ---------    ---------    ----------   ----------
      Gross profit            1,971,000    1,714,000     4,765,000    4,569,000
                              ---------    ---------    ----------    ---------
      Operating expenses:
        Delivery                239,000      183,000       601,000      592,000
        Selling,
         advertising and
         promotional expenses   319,000      298,000     1,139,000      772,000
        General and             369,000      367,000     1,073,000    1,071,000
         administrative       ---------    ---------     ---------    ---------
                                927,000      848,000     2,813,000    2,435,000
                              ---------    ---------     ---------    ---------

        Operating income      1,044,000      866,000     1,952,000    2,134,000

      Interest expense
       (income) and
       amortization of debt     (27,000)      83,000       (86,000)    548,000
       discount                --------     --------      --------   ---------
      Income before
       provision for income
       taxes and
       extraordinary item     1,071,000      783,000     2,038,000    1,586,000
      Provision for income      449,000      345,000       884,000      705,000
       taxes                   --------     --------      --------    ---------
        Income before           622,000      438,000     1,154,000      881,000
         extraordinary item
      Extraordinary item,
       net of income tax              0      322,000             0      322,000
       benefit of $228,000     --------     --------      --------    ---------
        Net income              622,000      116,000     1,154,000      559,000
      Warrant accretion               0            0             0       89,000
                               --------     --------    ----------    ---------
      Net income available
      to common
      shareholders             $622,000     $116,000    $1,154,000     $470,000
                               ========     ========    ==========    =========

      Income per share            $0.16        $0.13         $0.29        $0.32
       before extraordinary       =====        =====         =====        =====
       item per share

      Net income per share        $0.16        $0.03         $0.29        $0.19
                                  =====        =====         =====        =====

      Shares used in the      3,920,000    3,323,000     3,920,000    2,469,000
      per share calculation   =========    =========     =========    =========

      The accompanying notes to financial statements are an integral part of these financial statements.

                                THE LION BREWERY, INC.

                               STATEMENTS OF CASH FLOWS

                   FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                                     (Unaudited)


                                                    1997            1996
                                                    ----            ----

      Cash flows from operating activities:
      Net income                                 $1,154,000        $559,000
      Adjustments to reconcile net income
        to net cash provided by operating
        activities:
            Extraordinary item                            0         550,000
            Depreciation and amortization           613,000         633,000
            Bad debt expense                          9,000           9,000
            Provision for inventory reserve          18,000          60,000
            Benefit for deferred income taxes       (17,000)        (98,000)
        Changes in assets and liabilities:
           (Increase) decrease in:
           Accounts receivable                     (711,000)       (356,000)
           Inventories                             (339,000)       (321,000)
           Prepaid expenses and other
            assets                                   67,000          89,000
       Increase (decrease) in:
           Accounts payable, accrued
            expenses and refundable
            deposits                                163,000          97,000
           Income taxes payable                     126,000        (330,000

               Net cash provided by
                operating activities              1,083,000         892,000
                                                  ---------         -------

      Cash flows from investing activities:
        Purchase of equipment                    (1,303,000)       (596,000)
      Cash flows from financing activities:
        Net proceeds from sale of common stock            0       9,466,000
        Repurchase of common stock                        0        (950,000)
        Net reductions in line of credit                  0        (721,000)
        Repayment of long term debtredit                  0      (7,584,000)
                                                 ----------      ----------
           Net cash provided by financing                 0         211,000
            activities                           ----------         -------
                Net increase (decrease) in         (220,000)        507,000
                 cash and cash equivalents
      Cash and cash equivalents, beginning        1,992,000              0
       of year                                   ----------       --------

      Cash and cash equivalents, end of year     $1,772,000       $507,000
                                                 ==========       ========
      Supplementary disclosure of cash flow
      information:
        Cash paid for:
        Interest                                  $       0      $ 517,000
                                                  =========      =========

        Income taxes                              $ 797,000      $ 940,000
                                                  =========      =========


      The accompanying notes to financial statements are an integral part of these financial statements.

                               EXHIBIT INDEX

           Exhibit           Description
           -------           -----------

             27              Financial Data Schedule