Form 10KSB
period 1997-09-30
LION BREWERY INC
filed 1997-12-29
CIK 1008990

FORM 10-KSB

                          U.S. SECURITIES AND EXCHANGE COMMISSION

                                  WASHINGTON, D.C. 20549

          (Mark One)
          [  X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

          For the fiscal year ended September 30, 1997
                                             OR

          [     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from ............... to...............

          Commission File No. 0-28282

                                   THE LION BREWERY, INC.
             (Exact Name of Small Business Issuer as Specified in Its
          Charter)

                    PENNSYLVANIA                    24-0645190
          (State or Other Jurisdiction    (I.R.S. Employer Identification No.)
           of Incorporation or Organization)

                      700 NORTH PENNSYLVANIA AVENUE, WILKES-BARRE, PA
                                           18703
                         (Address of Principal Executive Offices)

          Registrant's telephone number, including area code  (717)
          823-8801

          Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
          COMMON STOCK

          Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

          Indicate by check if disclosure of delinquent filers pursuant to
          Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

          State the aggregate market value of the registrant's shares held by non-affiliates at December 22, 1997: $8,164,338.

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
          December 22, 1997: 3,885,052 shares outstanding

          State issuer's revenues for its most recent fiscal year:
          $26,869,000

          Transitional Small Business Disclosure Format (check one):
          Yes _____No __X__

                            DOCUMENTS INCORPORATED BY REFERENCE

          The definitive proxy statement for the registrant's 1997 Annual Meeting, to be filed with the Commission no later than 120 days after the close of the registrant's fiscal year has been incorporated by reference, in whole or in part for Part III of this Annual Report.

                                          PART I.

          ITEM 1. BUSINESS:

          GENERAL

               The Lion Brewery, Inc. ("Lion Brewery" or the "Company") is a producer and bottler of brewed beverages, including malta, specialty beers and specialty soft drinks. The Lion Brewery was incorporated in Pennsylvania on April 5, 1933. The Company is the dominant producer of malta in the continental United States. Specialty beers, generally known as craft beers, are brewed by the Company both for sale under its own label and on a contract basis. Craft beers are distinguishable from other domestically produced beers by their fuller flavor and adherence to traditional European brewing styles. The Company produces flavored alcoholic malt beverages and specialty soft drinks, including all-natural brewed ginger beverages, on a contract basis for third parties. The Lion Brewery also brews beer for sale under traditional Company owned labels for the local market at popular prices.

               The Company's growth strategy is to expand its production and marketing of specialty beverages, which includes Company-owned labels and labels produced under contract. By owning and operating its own brewery and with its significant brewing and packaging experience, the Company believes it is well positioned to optimize the quality and consistency of its products as well as to formulate new products. The Company plans to increase sales of its specialty beer labels through increased penetration of these brands in its existing markets, through a more focused and cost effective approach in its sales and marketing efforts.

               The Company's traditional beers - Stegmaier Gold Medal, 1857 Premium Lager, Liebotschaner Cream Ale and Stegmaier Porter - are reminiscent of the Company's rich beer brewing heritage. The Lion Brewery is the beneficiary of a long brewing tradition. The brewhouse was built at the turn of the century in Wilkes-Barre, Pennsylvania. The Company's flagship line of specialty craft beers are marketed under the Brewery Hill name. The Company currently produces seven styles of beer under the Brewery Hill label, two of which are seasonal flavors.

               The Company established its reputation as a quality leader in the rapidly growing craft beer market by winning three Gold Medals at the Great American Beer Festival. The Lion Brewery's 1857 Premium Lager was voted Best American Premium Lager in 1994 and Liebotschaner Cream Ale won back to back gold medals in the American Lager Cream Ale Category in 1994 and 1995. In 1997, the Company has also received the following awards at the World Beer
          Championships:

                      Brewery Hill Caramel Porter         Gold Medal
                      Stegmaier Porter                    Gold Medal
                      Brewery Hill Centennial Lager       Silver Medal
                      Brewery Hill Honey Amber            Silver Medal
                      Brewery Hill Pocono Raspberry       Silver Medal
                      Stegmaier 1857 Premium Lager        Silver Medal
                      Liebotschaner Cream Ale             Silver Medal
                      Brewery Hill Pale Ale               Bronze Medal

          Brewery Hill Caramel Porter and Stegmaier Porter were also awarded Gold medals by Beer Connoisseur Magazine. In addition, craft beers and specialty soft drinks brewed by the Company under contract have won several awards.

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

               Beginning in the mid 1980s and continuing in the 1990s, a number of domestic craft brewers began selling higher quality, more full-flavored beers, usually in local markets, as a growing number of consumers began to migrate away from less flavorful mass-marketed beers towards greater taste and broader variety, mirroring similar-trends in other beverage and food categories. As an established regional specialty brewer, the Lion Brewery believes it is well-positioned to benefit from this shift in consumer preferences. In 1996, according to industry sources, the craft beer segment increased to approximately 4.8 million barrels, representing approximately 2.5% of the 190 million barrel, $50 billion retail domestic beer market. In 1996, craft beer shipments grew 28%; over the five year period ended December 31, 1995, craft beer shipments increased at a compound annual rate of approximately 40%, while shipments in the total U.S. beer industry remained relatively flat. Industry analysts have attributed this flat over-all beer consumption to a variety of factors, including increased concerns about the health consequences of consuming alcoholic beverages, safety consciousness and concerns about drinking and driving; a trend toward a diet including lighter, lower calorie beverages such as diet soft drinks, juices and sparkling water products; the increased activity of anti-alcohol consumer protection groups; an increase in the minimum drinking age from 18 to 21 years in all states; the general aging of the population; and increased federal and state excise taxes. Today the top three national brewers have entered into this fast growing craft segment by introducing their own specialty beers and/or by acquiring or investing in smaller regional craft brewers.

               Before the emergence of the market opportunity in specialty beer, the Lion Brewery diversified into other products to sustain operations and continue to utilize its brewhouse and bottling facility. The Company's strategic entry into malta production in 1982 has resulted in the Company becoming the dominant producer of malta in the continental United States. Malta was originally developed many years ago by German brewers operating in the Caribbean area. The brewers developed malta by blending the excess molasses production from sugar with grain mash. Malta is still popular throughout the Caribbean and South America. In addition to malta, the Company also diversified into producing premium soft drinks in 1991.

          BUSINESS STRATEGY

               The Company intends to enhance its position as a leading producer of specialty brewed beverages by expanding production and marketing of craft beers and other malt based premium products, while maintaining the growth of its nonalcoholic brewed beverages. Key elements of the Company's business strategy are to:

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

                         Focused Distribution of Craft Beers. The Company
                    distributes craft beer under its own labels through a network of wholesale distributor relationships. Currently the Company distributes its products in eleven states, although the majority of its sales remain concentrated in Pennsylvania. The Company intends to further penetrate its existing markets with a targeted, cost effective approach in its sales and marketing efforts. The Company chooses wholesaler distributors that the Company believes will best promote and sell the brands. The Company, through on site tours and presentations, actively educates its distributors in the total brewing process and the growing craft beer industry.

                         Introduce New Products. The Company is committed
                    to developing and introducing new products to appeal to the strong consumer interest under its own labels and for its contract customers. The Company's diversified product mix and brewing expertise enhance its ability to create successful new products. The Company believes that new product introductions have helped the Company gain consumer awareness in its existing markets. Currently, the Company markets seven craft beers under the Brewery Hill label. In 1997, the Company introduced Brewery Hill Centennial Lager and Brewery Hill Caramel Porter, its winter seasonal. The Company also entered the specialty soft drink arena with the introduction of Lion Brewery Root Beer and developed several new soft drink products for its contract customers.

                         Flexible Production Capacity and Increased
                    Efficiency. The Company has increased its annual production capacity from 340,000 to 400,000 barrels based upon its anticipated product mix. This expansion included the modification of its existing seven ounce bottling line to also accommodate 12 oz. bottles, the bottle size for most of the Company's products. In addition, The Company has increased its fermentation and lagering capacity with the relining of nine storage tanks. The Company also installed automated malt storage and elevation system and is in the process of automating a portion of the brewing process.

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

               The principal ingredients of malta are malt (a germinated form of barley grain), several types of fructose syrup, caramel coloring and hops in modest quantities. Significant variations made by the Company involve the addition of molasses for one customer and production with lower malt quantities and higher levels of fructose sweetener for another. The Company also brews an alcoholic form of malta called Extracto which resembles standard malta but also includes some roasted malt and hops extract to add bitterness. The Company developed for Goya Foods a malta light product using Nutrasweet. In fiscal 1997 and 1996, malta constituted approximately 67% and 68%, respectively, of the Company's annual barrel shipments and 66% and 68%, respectively, of net sales. The Lion Brewery is the dominant producer of malta in the continental United States. Malta requires substantially less production time than beer or ale. The product remains in aging tanks for only a few days, compared to up to 50 days in fermentation and lagering tanks for beer. Malta is bottled in seven ounce and 12 oz. sizes.

               Craft and Traditional Beers. The Company currently produces eleven distinctive, craft and traditional full-flavored beers and engages in the research and development of new specialty beers. The Company brews its beers using high quality hops, malted barley, and other natural ingredients. The Company utilizes both a lager and ale yeast in the fermentation of its beers and ales. The Company distributes its beers only in glass bottles and kegs. All of the glass bottles are date coded for freshness and are pasteurized.

                    Stegmaier 1857 Premium Lager. This award winning lager
               is brewed with three different types of malt and four different types of hops. The hops are imported German Hallertau Hersbrucker, English East Kent Golding and Czech Saaz, as well as domestic U.S. Mt. Hood. This lager is distinguished by its clean, well balanced and full taste and rich golden color. 1857 Premium Lager won the Gold Medal in the American Premium Lager category at the 1994 Great American Beer Festival. In 1997, Stegmaier 1857 Premium Lager was awarded a Silver Medal in the World Beer Championships.

                     Stegmaier Gold Medal Beer. This typical American
               Pilsner is brewed with two different types of malt, corn and a blend of domestic and imported hops. The hops are imported Czech Saaz and domestic U.S. Mt. Hood and Cascade. This lager is distinguished by its crisp and clean easy to drink taste. Stegmaier Gold Medal Beer won a Silver Medal in the 1996 World Beer Championships.

                    Stegmaier Porter. This porter, or dark beer, is brewed
               from four different varieties of malt, including two types of roasted malt. Stegmaier Porter is brewed with the Company's ale yeast and bittered and finished with English East Kent Goldings and other hops to give a balanced flavor and excellent drinkability for a dark beer. Stegmaier Porter won Gold medals at the World Beer Championships and in Beer Connoisseur Magazine in 1997.


                    Liebotschaner Cream Ale. Cream ale is brewed with a
               lager yeast at higher fermentation temperatures than typical lager, creating an ale-like taste. "Lieb" has a full creamy flavor balanced by spicy, fruity characteristics from the hop finish. "Lieb" utilizes two different varieties of pale malt and three different varieties of hops, including imported Czech Saaz. Liebotschaner Cream Ale won consecutive Gold Medals in the American Lager Cream Ale category at the Great American Beer Festival in 1994 and 1995. In 1997, Liebotschaner Cream Ale was awarded a Silver Medal in the World Beer Championships.

                    Brewery Hill Black and Tan. This mixture of the Lion
               Brewery's award winning 1857 Premium Lager and Stegmaier
          Porter
               creates a rich, full flavored beer. Brewery hill Black & Tan won first place--World Champion in 1996 at the World Beer Championships.

                    Brewery Hill Caramel Porter. This flavorful beer uses a
               top-fermenting ale yeast. Caramel Porter uses four different malts, including an extra generous portion of Caramel and Chocolate malts to give Caramel Porter a very pleasant caramel
               and chocolate flavor and aroma. Brewery Hill Caramel Porter is a winter seasonal brew. In 1997, Brewery Hill Caramel Porter won
               Gold medals at the World Beer Championships and in Beer Connoisseur Magazine.

                    Brewery Hill Centennial Lager. This hand-crafted full bodied lager features four different barley malts (including
          Roasted
               Barley) and is kettled hopped with three hop varieties
          (including
               imported Hallertau Hersbrucker and Czech Saaz). Centennial is
               then dry hopped with Czech Sazz and allowed to slow age to impart an incredible balance of malt and hops and a wonderful hop aroma and flavor. Brewery Hill Centennial is a new world of old world brewing traditions. Brewery Hill Centennial Lager won a Silver
               Medal in the 1997 World Beer Championships.

                    Brewery Hill Cherry Wheat. This ale is brewed using three
               different malts, including a generous dose of wheat malt.
          Brewery
               Hill Cherry Wheat is blended with pure and natural cherry juice and flavors to give this brew a delicate cherry flavor.
          Brewery
               Hill Cherry Wheat is a summer seasonal brew. Brewery Hill
          Cherry
               Wheat won first place--World Champion at the World Beer Championships in 1996.

                    Brewery Hill Honey Amber. This amber beer is brewed with
               three different malts and utilizes English East Kent
          Goldings
               hops. It is finished with pure, locally harvested clover honey to give a balance of flavor. The result is a rich amber color and malty bouquet. Brewery Hill Honey Amber won a Sliver medal at the
               World Beer Championships in 1997 and 1996.

                    Brewery Hill Pocono Raspberry. This award winning ale is
               blended with pure and natural raspberry juices and flavors to create a balanced flavor that is a delicate blend of the sweetness and tartness of raspberries. Brewery Hill Pocono Raspberry won a Silver medal at the World Beer Championships in
               1997 and 1996.

                    Brewery Hill Pale Ale. This American pale ale is brewed with two different malts and three different types of hops:
          English
               East Kent Golding, Cascade and domestic U.S. Mt. Hood. This ale is brewed with the Company's ale yeast and is kettle hopped. After a seven day fermentation period the ale then undergoes dry
               hopping. Unboiled hop roots are added to give this ale additional hop aroma. When finished, the pale ale has a clean malty fullness, an intense hop bitterness and a highly aromatic hop.
               Brewery Hill Pale Ale won a Bronze medal in the 1997 World
          Beer
               Championships.

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

                    Stoudt Brewing Company. This microbrewery and restaurant is located in Adamstown, Pennsylvania. The Lion Brewery produces
               Stoudt's Golden Lager, Fest, Honey Double Bock, Mai- Bock and
               Scarlet Lady in bottles pursuant to Stoudt's recipes and as a supplement to Stoudt's own production. Stoudt's beers have won five awards in the last five years, four at the Great
          American
               Beer Festival and one at the World Beer Championships.

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

                    Valley Forge Brewing Company. This brewpub is located in
               Wayne, Pennsylvania. The Lion Brewery produces three distinctive flavors, Peach Wheat, Stout and Pale Ale in bottles pursuant to
               Valley Forge's recipes.

                    Blue Hen Ltd. This marketer of craft beers located in
               Delaware sells three styles of beer formulated and produced by the Lion Brewery. The Blue Hen Lager won the Silver Medal at the
               World Beer Championships in both 1994 and 1996 and the Blue
          Hen
               Black and Tan won the Bronze Medal, Dark Lager category, at the
               1996 World Beer Championships. In 1997, the Company began producing Blue Hen Chocolate Porter.

                    Better Beverage Importers. This marketer of specialty malt beverages located in Delaware sells alcoholic malt based lemon and raspberry brews under the One-Eyed Jack label. These products are distributed in over 30 states.

                    Bass Beers Americas. This marketer of specialty malt
               beverages located in Atlanta sells an alcoholic malt based lemon brew called Hooper's Hooch TM. The Lion Brewery, Inc.
          produces
               Hooper's Hooch for distribution in 14 eastern states.

               The Lion Brewery craft beer and specialty malt beverages
          produced
          for sale under its own labels and under contract for others accounted
          for approximately 13% and 14% of its annual barrel shipments and
          17%
          and 19% of its net sales in fiscal 1997 and 1996, respectively.

               SPECIALTY SOFT DRINKS. The Lion Brewery first began blending and bottling specialty soft drinks in 1987. The Company currently produces specialty soft drinks under contract for five customers including:

                    Original Beverage Company. In June 1991, the Lion
          Brewery
               began producing for this customer Reed's All Natural Ginger
          Beer,
               a soft drink based on brewed ginger root. The Company is currently the sole brewer of beverages sold under the Reed's label. This product was originally developed and produced in
          a
               small microbrewery in Colorado and the Company believes that Reed's is the leading brewed soft drink in health food stores.
               Ginger roots are processed in the Lion Brewery's brew kettle to yield this all natural brewed product. The Reed's portfolio consists of five all natural flavors of real brewed ginger products: Original, Extra, Premium, Spiced Apple and
          Raspberry.
               In 1997, the Company began producing Borgnine's Coffee Soda and
               China Cola and Cherry Cola to be marketed by the Original Beverage Company. Reed's Original Ginger Brew was named Best Imported Food Product-Canadian Fancy Food Association and
          the
               1991 Outstanding Beverage Finalist-National Association for the
               Specialty Food Trade. Reed's Spiced Apple Brew won the 1994 Outstanding Beverage Finalist-National Association for the Specialty Food Trade.

                    Mad River. The Company produces eleven varieties of premium all natural blended soft drinks for Mad River. The product is sold to consumers primarily in resort locations and in upscale specialty food stores.

               The Company also produces specialty soft drinks for Goya
          Foods,
          Vitarroz and Virgil's. Specialty soft drinks accounted for approximately 16% and 12% of the Lion Brewery's barrel shipments and
          14% and 9% of its net sales in fiscal 1997 and 1996, respectively.

          POPULAR PRICED BEER. The Company brews beer for sale at popular prices in local markets under several traditional Company-owned brands. A majority of this beer is bottled in 16 oz. returnable bottles. Popular priced beer accounted for approximately 4% and 6% of barrel shipments and 3% and 4% of net sales in fiscal 1997 and 1996, respectively.

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




          [GRAPHIC OMITTED]



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

               The crushed malt is then combined with specially treated brewing water at a specific temperature in the mash tub to create the mash.
          The Company uses the traditional upward infusion mashing system that uses three precisely controlled temperature and time plateaus to create the resultant sugar liquid called "wort." The completed mash is then filtered by gravity in the lauter tub. The filtration media is the crushed grain itself. The wort is collected and transferred to the brew kettle

               The wort is boiled in the brew kettle for 90 to 120 minutes. During this boiling process, the precise amount of the hop varietals are added at specified time intervals to create the desired bitterness and aroma. The boiled wort is then transferred to the hot wort tank
          (whirlpool) where the proteins from the malt and the tannins from the hops are allowed to settle out and are removed. The wort is then rapidly cooled to the desired temperature and infused with air.

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

               Bottling and Kegging. The Company packages its products in bottles and in the case of beer, and to a limited extent, ginger beer, in kegs. The bottling house has two automated bottling lines, each containing bottle filling and sealing machines, pasteurizing lines, bottle labeling equipment, bottle casing and uncasing machines and packing equipment. One line also contains capacity for bottle soaking and washing and a Majonnier flow mixer for soft drinks. Areas are set aside for packaging supplies and short term holding of finished cases pending shipment to the warehouse. Currently one bottling line handles recycled 16 oz. and 12 oz. bottling and the other line handles new 12 oz. bottling and seven ounce bottling. The Company estimates that its current annual 12 oz. bottling capacity is approximately 3.7 million cases (270,000 barrels) and its current seven ounce bottling annual capacity is approximately 4.0 million cases (174,000 barrels).

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

               Quality Assurance. The Lion Brewery employs a Head Brewmaster, an assistant brewmaster and a brewing supervisor and retains the services of a world recognized brewing authority to ensure the high quality and consistency of its products. To monitor the quality of its products, the Company maintains its own quality assurance lab, employs two full-time quality control technicians and submits its products for analysis to the Seibel Institute of Technology, an independent laboratory, on a continuous basis. To further enhance the consistency of its products, the Company is in the process of automating several steps in the brewing process. The Company brews it craft beers according to traditional styles and methods, and precisely maintains and assures the highest quality and consistency within each brewing step. In order to maintain product quality for the consumer, the Company pasteurizes its bottled products. To monitor freshness, the
          Company dates each bottle and case with the date and time of bottling.
          Product is brewed in small batches which allows for a thorough analysis of each step. Each brew is carefully monitored and tasted to ensure the highest quality to the consumer. This high quality standard has allowed the Company to win three Gold Medals at the Great American
          Beer Festival and numerous medals at World Beer Championships.

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

               The Company distributes its beers and ales marketed under its own brands through a network of independent distributors whose principal business is the distribution of beer and other alcoholic beverages.
          The Company's contract beer customers are likely to employ this independent distributor channel as well. These independent distributors resell the products to retailers which sell the beers to the consumer. Currently the Company's craft and traditional beer products are primarily being distributed through fifty- two independent distributors in 10 eastern states (Connecticut, Delaware,
          Maryland, Massachusetts, New Jersey, New York, North Carolina,
          Ohio,
          Pennsylvania, Virginia) and Washington, D.C. The Company selects distributors in each market that it believes will devote attention and resources to the promotion and sales of its products. Most of its distributors also represent a national beer brand and have established significant retail penetration in their territory to make that brand widely available. Management believes that both the brewing of beer in
          Company-owned facilities and a corresponding regional identity are viewed positively by independent distributors in deciding whether to carry the Lion Brewery's products. The appointment of distributors is also governed by beverage laws in some states which stipulate a specific territory for each distributor.

          SALES AND MARKETING

               The Lion Brewery's four largest malta customers, Goya Foods, Vitarroz, Cerveceria India and 7- Up/RC Puerto Rico, accounted for 94% and 95% of the Company's total malta sales for fiscal 1997 and 1996, respectively. Mr. Lawson, the Company's Chief Executive Officer, is primarily responsible for selling and marketing these and the Company's other contract accounts. The Head Brewmaster and the Vice
          President of Logistics are also actively involved with these customer relationships in discussing product recipes, new product formulations, production scheduling and delivery.

               The Company's craft and traditional beers are sold to independent distributors by five full-time salespeople. The Company is primarily focused on building relationships through personal contact with its existing and new distributors to broaden the market presence of the
          Company's craft beer. Since the Company's beers are only a portion of its distributors' expanding portfolio of product offerings and compete with other beers, it is becoming more important for the Company to elevate its brand awareness with each distributor. This is accomplished by on-site training of distributors' staff and, in some cases, offering educational tours of the brewery. Several of the Company's largest distributors and their sales forces have visited the brewery to enhance their knowledge of the Company's products. The Company's sales representatives also arrange taste testings of Company beers for its distributors and supply informational literature for circulation among distributors' retail customers. To further promote its product sales, the Company periodically offers price discounts to distributors in certain markets. The Company anticipates that it may continue to offer such promotions in response to competitive conditions.

               The Company believes that in order to stimulate consumer demand it must educate not only its distributors but also the retailer and consumer about the freshness and quality of its products. The Lion
          Brewery sales force travels with distributor sales personnel to retail accounts to familiarize new accounts with Company products and to increase sales at existing accounts. The Company has participated in on- premise marketing such as product sampling and beer dinners. In addition, on premise marketing is also supported with point of sale material such as tap handles, table tents and, in some cases, neon signs.

               The Company's strategy is to increase its penetration into existing markets with a targeted, cost effective approach in its sales and marketing efforts. This strategy will be implemented by further developing the existing distributor relationships and/or establishing new distributors in target markets.

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

               In the craft beer market, the Company competes against such craft brewers as The Boston Beer Company, Inc. and Pete's Brewing Company, and other regional breweries such as Redhook Ale Brewery, Inc., Pyramid Brewing, Inc., Genesee Brewing Company, Inc., Pittsburgh Brewing Company, Latrobe Brewing, F. X. Matt Brewing Company and
          D. G.
          Yuengling and Son, Inc. as well the companies for which the Company performs contract brewing. The Company also faces competition from import specialty beer companies such as Bass PLC, Cerveceria Modelo,
          S.A. (brewer of Corona Extra), Cerveceria Moctezuma, S.A. (brewer of
          Dos Equis) and Heineken N.V., which currently produce premium beer.
          Imported beer accounts for a greater share of the domestic beer market than craft beers. The Company also competes with niche beers produced by affiliates of certain major domestic brewers as well as with craft beers produced for its contract brewing customers. For example, Anheuser-Busch, Miller Brewing Co. and Adolph Coors market Pacific
          Ridge Ale, Leinenkeugel and Killian's Red, respectively. In addition, the Company expects that the major national brewers, with their superior financial resources and established distribution networks, will seek further participation in the continuing growth of the specialty beer market through the investment in, or formation of distribution alliances with, smaller specialty brewers. The increased participation of the major national brewers will likely increase competition for market share and heighten price sensitivity within the craft beer market. The Company also expects competition to increase as new craft brewers emerge and existing craft brewers expand their capacity. Access to capital and other resources is a prerequisite to increasing sales and production in order to benefit from this market opportunity. Many of the Lion Brewery's competitors have significantly greater financial, production, product distribution and marketing resources than the Company.

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

               In addition to the regulations imposed by the BATF, the Company is subject to various regulations concerning deliveries and selling practices in states in which the Company sells its products. Failure by the Company to comply with applicable federal or state regulations could result in limitations on the Company's ability to conduct is business. The BATF's permits can be revoked for failure to pay taxes, to keep proper accounts, to pay fees, to bond premises, and to abide by federal alcoholic beverage production and distribution regulations, or if holders of 10% or more of the Company's equity securities are found to be of questionable character. Permits from state regulatory agencies can be revoked for many of the same reasons

               The U.S. federal government currently imposes an excise tax of
          $18.00 per barrel on every barrel of beer produced for consumption in the United States. However, any domestic brewer with production under two million barrels per year pays a federal excise tax in the amount of $7.00 per barrel on the first 60,000 barrels it produces annually.
          While the Company is not aware of any plans by the federal government to reduce or eliminate this benefit to small brewers, any such reduction in a material amount could have an adverse effect on the
          Company. Individual states also impose excise taxes on alcoholic beverages in varying amounts, which are also been subject to change.
          It is possible that excise taxes will be increased in the future by both the federal and state governments. In addition, increased excise taxes on alcoholic beverages have been considered in connection with various governmental budget-balancing or funding proposals. Any such increases in excise taxes, if enacted, could adversely affect the Company's results of operations.

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

          TRADEMARKS

               The Company considers its trademarks, particularly the "Brewery
          Hill" brand name, beer recipes and product package, advertising and promotion design and artwork to be of considerable value to its business. The Company relies on a combination of trade secret, copyright and trademark laws and nondisclosure and other arrangements to protect its proprietary rights. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or obtain and use information that the Company regards as proprietary. There can be no assurance that the steps taken by the
          Company to protect its proprietary information will prevent misappropriation of such information and such protections may not preclude competitors from developing confusingly similar brand names or promotional materials or developing products with taste and other qualities similar to the Company's beers. While the Company believes that its trademarks, copyrights and recipes do not infringe upon the proprietary rights of third parties, there can be no assurance that the Company will not receive future communications from third parties asserting that the Company's trademarks, copyrights and recipes infringe, or may infringe, the proprietary rights of third parties.
          The potential for such claims will increase as the Company introduces new beers, increases distribution in recently entered geographic areas or enters new geographic regions. Any such claims, with or without merit, could be time consuming, result in costly litigation and diversion of management personnel, cause product distribution delays or require the Company to enter into royalty or licensing agreements.
          Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. In the event of a successful claim of infringement against the Company and failure or inability of the Company to license the infringed or similar proprietary information, the Company's business, operating results and financial condition could be materially adversely affected.

          EMPLOYEES

          At September 30, 1997, the Company had 131 full time employees, including 114 in production, 6 in sales and marketing, and 11 in administration. Of these, 103 are represented by a labor union. The collective bargaining agreement with the union expires on May 31, 2000. The Company believes its relations with its employees to be good.

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

               The brewery has one series of vats and tanks that are used to
          produce the Company's brewed products. The Company's brew kettle is a
          390 barrel copper Schock-Gusmer. The Lion Brewery's products are brewed in small 330 barrel batches. Another major piece of brewing equipment is a 21 foot diameter Schock-Gusmer combination mash
          and
          lauter tub with knives and rakes. Also located in the brewing area is
          a quality control laboratory and various refrigerated rooms for storing special brewing ingredients. Located in the basement of the brewery are special stainless steel tanks and equipment that allow the
          Lion Brewery to mix syrups and flavorings for a wide range of products. Blended beverages are transported from these tanks directly to the bottling house through connecting lines. The brewery's estimated annual capacity based upon the current product mix is approximately 400,000 barrels (31 gallons or 13.8 cases of 24 twelve
          oz. bottles equal one barrel) of product per year, assuming three seven-hour shifts, five days a week. Capacity is a function of the product being produced because of the varying storage times for the
          different types of products. Since beer requires as much as 50 days in
          tanks to allow for fermentation and finishing as contrasted with only
          two days for non-alcoholic brewed beverages such as malta, anticipated
          increases in the percentage of total output represented by beer production will require capital outlays for additional tanks. In fiscal 1997 and 1996, the Company shipped 335,000 barrels and 329,000 barrels of beverages, of which 67% and 68% were malta, 17% and
          20%
          were beer and 16% and 12% were soft drinks, respectively.

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

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               There were no matters submitted to a vote of security holders during the fourth quarter of the year ended September 30, 1997.


                                         PART II.

          ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

               The Company's common stock is traded on the Nasdaq National Market System under the symbol "MALT". There were approximately 33 holders of record of the Company's common stock at December 22,
          1997
          although the Company believes that there are in excess of 300 beneficial holders. As of such date, the closing sales price per share for the Company's common stock was $3-1/2.

          Securities of the Company were first publicly traded in the third quarter of fiscal 1996. The high and low closing sale prices reflect inter-dealer prices, without mark-up, mark-down or commission and may not necessarily reflect actual transactions. The following table sets forth the high and low closing sales per share for the Company's common stock for the third and fourth quarters of fiscal 1996, the first, second, third and fourth quarters of 1997 and for the two months ended November 30, 1997 as reported by Nasdaq:

                         Quarter ended        High        Low
                         -------------        ----       ----

                      June 30, 1996           6          5-1/8
                      September 30, 1996      5-7/8      5
                      December 31, 1996       5-3/8      3-3/4
                      March  31, 1997         4-3/8      2-5/8
                      June 30, 1997           3-1/8      2-3/8
                      September 30, 1997      4-1/8      3-1/2

                        Two months ended
                        ----------------

                      November 30, 1997       4-1/8 3-1/2

          There were no cash dividends declared on the common stock of the Company during the fiscal years ended September 30, 1997 and 1996.

          ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION
                  AND RESULTS OF OPERATIONS

               The following discussion and analysis should be read in conjunction with the Company's Financial Statements and related Notes thereto. All references to fiscal years are references to the Company's fiscal year ended September 30. This Annual Report includes certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act) which are subject to the occurrence of certain contingencies which may not occur in the time frames anticipated or otherwise, and, as a result, could cause actual results to differ materially from such statements. These contingencies include the introduction and acceptance of new products, the penetration of existing and new markets, the availability of recycled bottles and the completion of capital improvements.

          OVERVIEW

               The Lion Brewery is a producer and bottler of brewed beverages for several markets in which it believes its ability to formulate, brew and package quality products in a consistent manner in a Company owned and operated facility affords it a competitive advantage. The
          Company is the dominant producer of malta in the continental
          United
          States. Malta, a brewed non-alcoholic beverage popular in the Caribbean and South America, is sold to food and beverage distribution companies marketing to these population segments in the United States.
          Malta sales have increased from $8.7 million, representing 73% of the
          Company's net sales in 1991, to a high of $18.6 million, representing
          75% of net sales in fiscal 1996. Net sales of malta were $17.8 million or 66% of net sales in fiscal 1997.

               While the Lion Brewery has been engaged in the production of beer
          since repeal of Prohibition in 1933 in facilities in which beer was
          first produced at the turn of the century, the Company has reemphasized its production of full-flavored craft beers for sale under its own labels in the last three years. This emphasis complements the Company's production of craft beers on a contract basis for other breweries and marketers of craft beer which commenced nine years ago. Since 1991, craft beer and specialty malt
          beverage
          sales under Company labels or pursuant to contract for other breweries
          or marketers have increased from $479,000, representing 3% of net sales, to a high of $5.0 million, representing 19% of net sales, in fiscal 1996. Net sales of craft beer and specialty malt beverage sales
          under Company labels or pursuant to contract were $4.6 million or
          17%
          of net sales in fiscal 1997.

               The Company also brews and blends specialty soft drinks for beverage marketers and for some of its malta customers. In 1991 soft drink sales totaled $724,000, representing 5% of net sales, increasing to $3.7 million, representing 14% of net sales, in fiscal 1997.

               The Company still brews beer sold at popular prices in local markets and predominantly packaged in 16 oz. returnable bottles.

               The Company obtains the highest net sales dollar per barrel from the sale of craft beer under its own labels, which had an average net selling price of approximately $119 in fiscal 1997 and $127 per barrel in fiscal 1996. This decline in the average net selling price is due to line pricing of the Company's Brewery Hill product portfolio, product sales mix and the concentration of sales in the local markets.
          The Company's average selling price per barrel for craft beer produced under contract is lower than for the Company's own brands, but most contract customers bear the cost of labels and packaging so that gross margins remain favorable.

               The Company's gross margin has historically been, and is anticipated to be, affected by several factors, including product mix, sales prices, cost of ingredients, bottles and other packaging materials, labor productivity, overhead utilization and equipment utilization. Due to its reliance on a Company-owned production facility, a significant portion of the Company's overhead is not susceptible to short term adjustment in response to sales below management's expectations, thus an excess of production capacity could have a significant negative impact on the Company's operating results.
          A variety of other factors may also lead to significant fluctuations in the Company's quarterly results of operations, including timing of new product introductions, seasonality of demand, changes in consumer preferences and general economic conditions.

               The Company sells approximately 85% of its beer in bottles and the remainder in kegs. All other products are sold in bottles except for Reed's premium brewed soft drinks, which are also available in kegs. Malta is packaged in 12 oz. and seven ounce bottles, craft beer and soft drinks are packaged in 12 oz. bottles and popular priced beer is packaged in both 12 oz. bottles and 16 oz. returnable bottles. A substantial portion of the Company's bottled products are bottled in recycled bottles which have a lower cost than new bottles. However in fiscal 1997, the Company purchased a significant amount of new 12 oz.
          bottles which were required for several new products produced under contract. As a result the gross margin on these products was substantially lower than that of similar products packaged in recycled bottles.

               The Company anticipates a change in the availability of certain styles of recycled glass from its current sources. This reduction in availability would result in an increased cost of glass; reducing future gross margins and could have a significant impact on overall profitability.
          The Company will make all efforts to mitigate the effects on gross margins and overall profitability, but no assurances can be made that the Company will be successful in this regard.

               The Company brews five days per week, 24 hours per day, as demand
          requires, and packages production five days per week in two seven-hour
          shifts. During peak demand, the Company lengthens each packaging shift
          by two hours per shift. At its present capacity and product mix (approximately 67% malta, 17% beer and 16% specialty soft drinks), the
          Company believes it could produce and package approximately
          400,000
          barrels per year.

               The Company's strategy is to expand its production and marketing of specialty beverages, which includes Company-owned labels and labels produced under contract. The Company plans to increase sales of its specialty beer labels through increased penetration of these brands in its existing markets, through a more focused and cost effective approach in its sales and marketing efforts.

          RESULTS OF OPERATIONS

               The following tables set forth for the periods indicated certain income statement data expressed as a percentage of net sales, and certain operating data expressed as a percentage of net sales and net sales per barrel.

          Income Statement Data

                                                 Year Ended September 30,
                                                 ------------------------
                                                         1997        1996
              1995
                                                        ------      ------
             -----
          Gross sales                                    101.9%    102.1%
          101.5%
          Less excise taxes                                1.9       2.1
           1.5
                                                         -----     -----
          -----
              Net sales                                  100.0     100.0
          100.0
          Cost of sales                                   74.8      75.4
          76.0
                                                         -----     -----
          -----
          Gross profit                                    25.2      24.6
          24.0
                                                         -----     -----
          -----
          Operating expenses:
            Delivery                                       3.1       3.1
           3.3
            Selling, advertising and promotional           5.4       4.7
           3.2
            General and administrative                     5.2       5.2
           5.4                                           -----     -----
          -----
                   Total operating expenses               13.7      13.0
          11.9
                                                         -----     -----
          -----
          Operating income                                11.5      11.6
          12.1
          Interest (income) expense, net                  (0.5)      2.0
           4.2
                                                         -----     -----
          -----
          Income before provision of income taxes
              and extraordinary item                      12.0       9.6
           7.9
          Provision for income taxes                       5.2       4.3
           3.7
                                                         -----     -----
          -----

          Income before extraordinary item                 6.8       5.3
           4.2
          Extraordinary item                               0.0       1.2
           0.0
                                                         -----     -----
          -----

          Net income                                       6.8%      4.1%
           4.2%

          Operating data

                                                  Year Ended September 30,
                                       Percent of Net Sales          Net
          Sales Per Barrel
                                      ----------------------
          ----------------------
                                      1997     1996     1995        1997
          1996     1995
                                      ----     ----     ----        ----
          ----     ----

          Malta                       66.2%    67.8%    75.0%       $ 80
          $ 80    $ 78.
          Beer:
              Craft:
                  Company label        4.8      6.7      4.9         119
          127     110.
                  Contract            12.4     12.4      7.4         100
           99      84.
                                      ----     ----    -----        ----
                                      17.2     19.1     12.3
                  Popular priced       2.9      3.7      5.0          57
           55      54.
                      Total beer      20.1     22.8     17.3

          Specialty soft drinks       13.7      9.4      7.7          68
           64      62.

                                     100.0%   100.0%   100.0%       $ 80
          $ 80    $ 76.
                                     =====    =====    =====


          YEARS ENDED SEPTEMBER 30, 1997 AND 1996

               Gross Sales and Excise Taxes

               The Company's gross sales increased 1.4% to $27.4 million in fiscal 1997 from $27.0 million in fiscal 1996. Gross sales of craft beer and specialty malt beverages decreased 7.4% to $5.0 million in fiscal 1997 from $5.4 million in fiscal 1996. Gross sales of craft beer and specialty malt beverages represented 18.3% of gross sales in fiscal 1997 as compared to 20.2% of gross sales in fiscal 1996. Gross sales of popular priced beer decreased 18.2% to $0.9 million in fiscal
          1997 from $1.1 million in fiscal 1996.

               The Company is required to pay federal and state excise
          taxes on
          sales of its beer. The federal excise tax increases from $7.00 to $18.00 per barrel on production over 60,000 barrels. Total excise taxes decreased 8.5% to $498,000 in fiscal 1997 from $544,000 in fiscal 1996. Excise taxes as a percentage of sales decreased in fiscal
          1997 due to beer sales comprising a lesser percentage of the
          Company's
          product mix. As the Company increases its beer production above
          60,000
          barrels, federal excise taxes will increase as a percentage of sales.

          During fiscal 1997 and 1996, the Company sold 57,761 barrels and 64,797 barrels of beer respectively. The Company records excise tax expense based on anticipated barrel shipments during the calendar year.

               Net Sales

               The Company's net sales increased 1.6% to $26.9 million in fiscal
          1997 from $26.4 million in fiscal 1996. Malta sales decreased
          1.0% to
          $17.8 million in fiscal 1997 from $17.9 million in fiscal 1996.
          Malta
          sales decreased as a percentage of net sales to 66.2% in fiscal
          1997
          from 67.8% in fiscal 1996. This decrease resulted from the decrease in
          Malta sales and the growth in sales of soft drinks. Specialty soft
          drink sales increased 48.0% to $3.7 million in fiscal 1997 from
          $2.5
          million in fiscal 1996.

               Gross Margin

               The Company's gross margin (the Company's gross profit as a percentage of net sales) was 25.2% in fiscal 1997, compared to 24.6%
          in fiscal 1996. The increase in gross margin was primarily the result of production efficiencies.

               Delivery Expense

               Delivery expense as a percentage of net sales remained at 3.1% or
          $831,000 in fiscal 1997 and $824,000 in fiscal 1996.
          Substantially all
          beer sales are shipped F.O.B. shipping point. Malta and specialty soft drinks produced for the Company's malta customers are shipped common carrier at the Company's expense.

               Selling, Advertising and Promotional Expenses

          Selling, advertising and promotional expenses increased 16.0% to
          $1.4
          million in fiscal 1997 from $1.2 million in fiscal 1996. This increase in selling, advertising and promotional expenses occurred as the Company geared up its Company label craft beer packaging and sales and marketing efforts. This increase results from an increase in promotional activities, advertising, point of sale materials and package design. The Company introduced Brewery Hill Brewer's Choice, a variety package, Centennial Lager and Caramel Porter and Lion Brewery
          Root Beer in fiscal 1997. A significant portion of the Company's sales and marketing efforts are dedicated to the introduction and promotion of its new labels and the implementation of promotional and advertising programs. In March 1997, the Company began to strategically reduce its sales and marketing expenditures for Company label craft beers due to the softening of the craft beer category and the intense competition from both large and small brewers.

               General and Administrative Expenses

               General and administrative expenses remained at $1.4 million or
          5.2% of net sales in fiscal 1997 and 1996.

               Operating Income

          Operating income remained at $3.1 million in fiscal 1997 and 1996, despite a 16.0% increase in selling advertising and promotional expenses. The Company has implemented a more focused and cost effective approach to marketing its Company label craft beers, concentrating on its local and contiguous markets.

               Interest (Income) Expense

               Interest income in fiscal 1997 was $124,000 as compared to interest expense of $520,000 in fiscal 1996. Interest income is primarily the result of increases in cash and cash equivalents through cash provided from operations. The decrease in interest expense results from the repayment of the debt outstanding with the proceeds of the 1996 initial public offering.

               Provision for Income Taxes

               The effective income tax rate was 43% in fiscal 1997 and 45% in fiscal 1996. State income taxes and nondeductible goodwill amortization impact the effective tax rates.

               Extraordinary Item

               The extraordinary item recorded in 1996 consists of prepayment penalties of $160,000, unamortized debt discounts of $213,000 and the write-off of unamortized deferred financing costs of $177,000 related to the early extinguishment of debt, net of an income tax benefit of
          $228,000.

          LIQUIDITY AND CAPITAL RESOURCES

               The Company has historically funded operations primarily through cash generated from operations and bank and other debt. On May 2, 1996, the Company completed an initial public offering of equity securities. A portion of the proceeds of the initial public offering were used to repay indebtedness of the Company.

               In February 1997, the Company obtained a $5,000,000 revolving line of credit and a $2,500,000 revolving equipment line of credit from a financial institution. Both facilities are unsecured and interest is payable monthly based upon either the bank's prime rate minus 1/2%, LIBOR plus 75 basis points or the bank's offered rate. The line of credit agreements require, among other things, the maintenance of certain financial ratios. These lines of credit mature in 3 years, and the Company, at its option, may convert the principal outstanding on the revolving equipment line to a term loan of either 3 or 5 years at the same rates or at a fixed rate to be determined by the financial institution. There were no borrowings under these line of credit facilities in 1997.

               Cash flows provided from operations were $2.7 million in fiscal
          1997 and in 1996. The cash flows from operations have been affected by collections of accounts receivable, inventory levels and accounts and income taxes payable. In fiscal 1997, the timing of sales to malta customers and certain contract customers was primarily responsible for an increase in accounts receivable of $455,000 to $2.4 million at September 30, 1997 as compared to $2.0 million at September 30, 1996.
          The increase in accounts receivable can also be attributable to several contract customers receiving more traditional terms, in lieu of advanced payments. Inventory levels increased by $167,000 in fiscal
          1997 due to increased finished goods inventory. Accounts payable, accrued expenses and refundable security deposits increased $598,000, primarily as a result of increased new 12 oz. bottle and other raw material purchases, an increase in accrued payroll and customer deposits. Income taxes payable increased by $202,000 in fiscal 1997 as a result of the increase in income before taxes and the timing of tax payments. In fiscal 1997, the cash provided from operations was used to purchase equipment and increase the Company's cash reserves.

               During fiscal 1997, the Company expended $1.5 million on capital improvements. The Company completed the modification of its existing seven ounce bottling line to also accommodate 12 oz. new bottles, the bottle size for most of the Company products and relining of nine storage tanks increasing its fermentation and lagering capacity. The
          Company also reconditioned its combination mash / lauter tub, installed a malt storage and elevation system, purchased two rebuilt fillers and began upgrading its ammonia refrigeration system.

               The Company believes that the cash flow provided from operations and its borrowing availability under revolving credit facilities will be sufficient to support the Company's capital expenditure and working capital requirements through the end of fiscal 1998. There can be no assurance that additional financing will be available on favorable terms or at all.

          ITEM 7. FINANCIAL STATEMENTS

               The response to this item is submitted in a separate section of this report commencing on Page F - 1.

          ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING
                  AND FINANCIAL DISCLOSURE

               None.


                                         PART III.

          ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS;
                  COMPLIANCE WITH SECTIONS 16(C) OF THE EXCHANGE ACT.

               Information regarding the Company's directors and executive officers is incorporated by reference from the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders (the "1997
          Proxy Statement") under the captions "Board of Directors" or "Executive Compensation."

          ITEM 10. EXECUTIVE COMPENSATION

               Information regarding executive compensation is incorporated by reference from the 1997 Proxy Statement under the caption "Executive
          Compensation."

          ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT

               Information regarding security ownership of certain beneficial owners and management is incorporated by reference from the 1997 Proxy
          Statement under the caption "Security Ownership of Certain
          Beneficial
          Owners and Management."

          ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               Information regarding certain relationships and related transactions is incorporated by reference from the 1997 Proxy Statement under the caption "Certain Relationships and Related Transactions."

                                         PART IV.

          ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

          The following documents are filed as part of this report:

          Financial Statements and Financial Statement Schedules. See Index to
               Financial Statements at Item 7 on pages F - 1 through F - 15 of this report. All other financial statement schedules are omitted because they are not required or the required information is included in the Financial Statement or Notes thereto.

          Exhibit Index is included in the Form 10-KSB filed with the Securities and Exchange Commission.

          No   reports on Form 8-K were filed during the fourth quarter of the
               fiscal year ended September 30, 1997.

          Index to Exhibits:

               Exhibits incorporated by reference to the registrant's registration statement on Form SB-2 (Registration No.
          333-01644).

                   Exhibit

                     No.                 Description


                    1.1**     Underwriting Agreement

                    3.1**     Amendment and Restated Articles of
          Incorporation
                              filed with the Secretary of the Commonwealth
          of
                              Pennsylvania on January 23, 1996

                    3.2**     By-Laws of the Company

                    4.1**     Specimen Stock Certificate

                Exhibit
                  No.                               Description



                    10.1**    Employment Agreement, dated as of January 3,
          1996,
                              between the Company and Charles Lawson

                    10.2*     Employment Agreement, dated as of October 1,
          1996,
                              between the Company and Patrick Belardi

                    10.3**    Lease dated March 1989 between the Company
          and
                              Mericle Development Corporation

                    10.5**    1996 Stock Option Plan

                    10.6**    Form of 1996 Stock Option Agreement

                    10.7**    Agreement dated as of January 3, 1996 between
          the
                              Company and The Marlborough Capital
          Investment
                              Fund, L.P.

                    10.8**    Agreement dated as of January 3, 1996 between
          the

                              Company and Weston Presidio Offshore Capital
          C.V.

                    10.9**    Credit and Security Agreement dated as of
          October
                              6, 1993 between the Company and Norwest Bank
                              Minnesota, National Association

                    10.10* Mortgage and Security Agreement dated as of October 6, 1993 between the Company and
          William J.
                              Smulowitz

                    10.11* Mortgage and Security Agreement dated as of October 6, 1993 between the Company and
          Norwest
                              Bank Minnesota, National Association

                    10.12* Mortgage and Security Agreement dated as of October 6, 1993 between the Marlborough
          Capital
                              Investment Fund, L.P. and Weston Presidio
          Offshore
                              Capital C.V.

                    10.13**   Securities Purchase Agreement dated as of
          October
                              6, 1993

                    10.14* Letter Agreement dated as of March 29, 1996 between the Company and Lester Smulowitz and
          Lynn
                              Muchnick

                    10.15*    Loan Agreement between the Company and
          Corestates
                              Bank, N.A. dated February 6, 1997








          *    Filed herewith

          **   Incorporated by reference to the Company's registration
          statement
               on Form S-1, File No. 333-01644

                                         SIGNATURE

               Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the
          City of Wilkes- Barre, State of Pennsylvania, on December 29,
          1997

                                              THE LION BREWERY, INC.


                                              By /s/ Charles E. Lawson, Jr.

          ------------------------------------
                                                   Charles E. Lawson, Jr.
                                                    President, Chief
          Executive
          Officer and Director


               Pursuant to the requirements of Securities Exchange Act of 1934, this Report has been signed by the following persons on its behalf of the Registrant and in the capacities and on the dates indicated.




                                        President, Chief Executive
          /s/ Charles E. Lawson, Jr.    Officer and Director
          December 29, 1997
          --------------------------
          Charles E. Lawson, Jr.
                                        Vice President,
                                        Chief Financial Officer
          /s/ Patrick E. Belardi        Treasurer and Director
          December 29, 1997
          --------------------------
          Patrick E. Belardi

          /s/ Donald J. Sutherland      Chairman of the Board
          December 29, 1997
          --------------------------
          Donald J. Sutherland


          /s/Thomas S, Ablum            Director
          December 29, 1997
          --------------------------
          Thomas S. Ablum

          /s/ George W. Peck, IV        Director
          December 29, 1997
          --------------------------
          George W. Peck, IV

          /s/ Carlo A. von Schroeter    Director
          December 29, 1997
          --------------------------
          Carlo A. von Schroeter

          /s/ Henry T. Wilson           Director
          December 29, 1997
          --------------------------
          Henry T. Wilson

          ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  THE LION BREWERY, INC.

                               INDEX TO FINANCIAL STATEMENTS



          Page No.

          Report of Independent Public Accountants                       F
          - 2

          Financial Statements:

          Balance Sheets - September 30, 1997 and 1996                   F
          - 3

          Statements of Income for the Years Ended September 30, 1997
             and 1996                                                    F
          - 4

          Statements of Shareholders' Equity for the Years Ended
             September 30, 1997 and 1996                                 F
          - 5

          Statements of Cash Flows for the Years Ended
             September 30, 1997 and 1996                                 F
          - 6

          Notes to Financial Statements                                  F
          - 7

                         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






          To the Shareholders of
              The Lion Brewery, Inc.:



          We have audited the accompanying balance sheets of The Lion
          Brewery,
          Inc. (a Pennsylvania corporation) as of September 30, 1997 and
          1996,
          and the related statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Lion
          Brewery, Inc. as of September 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                              ARTHUR ANDERSEN LLP




          Roseland, New Jersey
          November 21, 1997

                                THE LION BREWERY, INC.

                                    BALANCE SHEETS

                             SEPTEMBER 30, 1997 AND 1996

                                                      1997            1996
                                                 -------------   -------------


                                        ASSETS
      Current assets:
        Cash and cash equivalents                $   3,184,000   $   1,992,000

        Accounts receivable, less allowance
        for doubtful accounts of $186,000 and
        $157,000 at September 30, 1997 and
        1996, respectively                           2,444,000       2,001,000

        Inventories                                  2,271,000       2,128,000
                                                       209,000         190,000
        Prepaid expenses and other assets         ------------    ------------

           Total current assets                      8,108,000       6,311,000


      Property, plant & equipment, net of
      accumulated depreciation of $2,352,000
        and $1,684,000 at September 30, 1997
        and 1996, respectively                       4,481,000       3,600,000

      Goodwill, net of accumulated
      amortization of $640,000 and $475,000 at
        September 30, 1997 and 1996,
        respectively                                 5,874,000       6,039,000
                                                         4,000           4,000
      Other assets                                ------------    ------------


                                                  $ 18,467,000    $ 15,954,000
                                                  ============    ============




                         LIABILITIES AND SHAREHOLDERS' EQUITY

      Current liabilities:                           1,986,000       1,663,000
        Accounts payable                             1,069,000         839,000
        Accrued expenses                               250,000         205,000
        Refundable deposits                            380,000         178,000
        Income taxes payable                      ------------    ------------
           Total current liabilities                 3,685,000       2,885,000

      Net pension liability                            341,000         243,000

                                                        67,000         206,000
      Deferred income taxes                       ------------    ------------
                                                     4,093,000       3,334,000
           Total liabilities                      ------------    ------------

      Shareholders' equity:
        Common stock, $.01 par value;
        10,000,000 shares authorized;
        $3,885,052
          shares issued and outstanding                 39,000          39,000
        Preferred stock, $.01 par value;
        1,000,000 shares authorized;
          0 shares issued and outstanding                    0               0

        Additional paid-in capital                  10,612,000      10,612,000

        Adjustment to reflect minimum pension
        liability, net of deferred                    (120,000)        (42,000)
          income taxes                               3,843,000       2,011,000
        Retained earnings                         ------------    ------------
                                                    14,374,000      12,620,000
           Total shareholders' equity             ------------    ------------

           Total liabilities and shareholders'    $ 18,467,000    $ 15,954,000
           equity                                 ============    ============


        The accompanying notes to financial statements are an integral part of these balance sheets.


                                THE LION BREWERY, INC.

                                 STATEMENTS OF INCOME

                   FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996

                                                1997              1996
                                           --------------   ----------------

      Gross sales                          $ 27,367,000       $ 26,983,000
      Less excise taxes                         498,000            544,000
                                           ------------       ------------

      Net sales                              26,869,000         26,439,000
      Cost of sales                          20,099,000         19,939,000
                                           ------------       ------------

        Gross profit                          6,770,000          6,500,000
                                           ------------       ------------
      Operating expenses:                       831,000            824,000
        Delivery
        Selling, advertising and              1,439,000          1,240,000
        promotional expenses                  1,410,000          1,373,000
        General and administrative         ------------       ------------

                                              3,680,000          3,437,000
                                           ------------       ------------

        Operating income                      3,090,000          3,063,000
      Interest (income) expense and            (124,000)           520,000
      amortization of debt discount, net   ------------       ------------

      Income before provision for income      3,214,000          2,543,000
      taxes and extraordinary item            1,382,000          1,125,000
      Provision for income taxes           ------------       ------------
        Income before extraordinary           1,832,000          1,418,000
        item

      Extraordinary item, net of income               0                  0
      tax benefit of $228,000              ------------       ------------

        Net income                            1,832,000          1,096,000
      Warrant accretion                               0                  0
                                           ------------       ------------

      Net income available to common          1,832,000          1,007,000
      shareholders                         ============       ============

      Income per share before              $       0.47       $       0.47
      extraordinary item
      Extraordinary item - loss per                0.00              (0.11)
      share                                ------------       ------------
      Net income per share                 $       0.47       $       0.36
                                           ------------       ------------



      Shares used in per share                3,923,000          2,835,000
      calculation                          ============       ============


      The accompanying notes to financial statements are an integral part of these balance sheets.



                                THE LION BREWERY, INC.

                                 STATEMENTS OF INCOME

                   FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996


                                                Common Stock

                                             Shares       Amount       Total
                                           ---------     -------    ----------


      Balance, September 30, 1995           1,851,183     $19,000   $2,317,000

        Accretion of warrants                                          (89,000)
        Conversion of warrants                291,565       3,000      812,000

        Proceeds of Initial Public          1,875,000      18,000    9,466,000
          Offering, net of costs

        Repurchase of common stock           (132,696)     (1,000)    (950,000)
        Adjustment to reflect minimum                                  (32,000)
          pension liability, net of
          deferred taxes

        Net income                         __________   _________    1,096,000
      Balance, September 30, 1996           3,885,052      39,000   12,620,000

        Adjustment to reflect minimum                                  (78,000)
          pension liability net of
          deferred taxes

        Net income                          _________   _________    1,832,000
                                                                   -----------

      Balance, September 30, 1997           3,885,052     $39,000  $14,374,000
                                            =========   =========  ===========


      The accompanying notes to financial statements are an integral part of these statements.






                          Additional
                           Paid-in       Pension      Retained
                           Capital      Liability     Earnings        Total
                         -----------    ---------    ----------    -----------


      Balance,           $1,304,000     $(10,000)   $1,004,000     $2,317,000
        September 30,
        1995

        Accretion of                                   (89,000)       (89,000)
          warrants
        Conversion of      8092,000                                   812,000
          warrants

        Proceeds of       9,448,000                                 9,466,000
          Initial
          Public
          Offering,
          net of costs
        Repurchase of      (949,000)                                 (950,000)
          common stock

        Adjustment to                    (32,000)                     (32,000)
          reflect
          minimum
          pension
          liability,
          net of
          deferred
          taxes

        Net income             0000         0000     1,096,000      1,096,000
      Balance,           10,612,000      (42,000)    2,011,000     12,620,000
      September 30,
      1996

        Adjustment to
          reflect
          minimum
          pension
          liability
          net of
          deferred
          taxes                          (78,000)                     (78,000)

        Net income             0000         0000     1,832,000      1,832,000
                        -----------  -----------   -----------    -----------
      Balance,          $10,612,000    $(120,000)   $3,843,000    $14,374,000
        September 30,   ===========  ===========   ===========    ===========
        1997



      The accompanying notes to financial statements are an integral part of these statements.



                                THE LION BREWERY, INC.

                                 STATEMENTS OF INCOME

                   FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996


                                            Year ended September 30,
                                           --------------------------

                                               1997          1996
                                           -----------    -----------
      Cash flows from operating
      activities:

      Net income                           $1,832,000     $1,096,000

      Adjustments to reconcile net
      income to net cash provided by
        operating activities
           Extraordinary item                       0        550,000

           Depreciation and amortization      833,000        830,000
           Provision for bad debt
           reserve                             12,000         12,000

           Provision for inventory
           reserve                             24,000         75,000

           Benefit for deferred income
           taxes                             (139,000)      (145,000)

        Changes in assets and
        liabilities:
           (Increase) decrease in:

             Accounts receivable             (455,000)       463,000
             Inventories                     (167,000)      (200,000)

             Prepaid expenses and other
             assets                           (19,000)        87,000

        Increase (decrease) in:
             Accounts payable, accrued
             expenses and refundable
             deposits                         598,000         80,000

             Income taxes payable             202,000       (152,000)
                                               20,000         (7,000)
             Pension liability             ----------     ----------



        Net cash provided by operating      2,741,000      2,689,000
        activities                         ----------     ----------
      Cash flows from investing
      activities:

        Purchase of equipment              (1,549,000)      (908,000)
                                           ----------     ----------
      Cash flows from financing
      activities:

        Net proceeds from sale of common
        stock                                       0      9,466,000

        Repurchase of common stock                  0       (950,000)
        Net reduction in line of credit             0       (721,000)

        Repayment of long term debt                 0     (7,584,000)
          Net cash provided by financing            0        211,000
            activities                     ----------     ----------

          Net increase in cash and cash
            equivalents                     1,192,000      1,992,000

      Cash and cash equivalents,            1,192,000              0
      beginning of year                    ----------     ----------
      Cash and cash equivalents, end of    $3,184,000     $1,992,000
      year                                 ==========     ==========

      Supplementary disclosure of cash
      flow information:
        Cash paid for:
           Interest                        $        0     $  516,000
                                           ==========     ==========

           Income taxes                    $1,282,000     $1,183,000
                                           ==========     ==========
       The accompanying notes to financial statements are an integral part of these statements.






                                  THE LION BREWERY, INC.

                               NOTES TO FINANCIAL STATEMENTS


          1.   BASIS OF PRESENTATION AND DESCRIPTION OF THE BUSINESS

          The Lion Brewery, Inc. ("the Company") formerly The Lion, Inc., was incorporated in Pennsylvania on April 5, 1933. The Company is a brewer and bottler of brewed beverages, including malta, specialty beers and specialty soft drinks. Malta is a non-alcoholic brewed beverage which the Company produces for major Hispanic food distribution companies primarily for sale in the eastern United States. Specialty beers, generally known as craft beers, are brewed by the Company both for sale under its own labels and on a contract basis for other marketers of craft beer brands. Craft beers are distinguishable from other domestically produced beers by their fuller flavor and adherence to traditional European brewing styles. The Company also produces specialty soft drinks, including all-natural brewed ginger beverages, on a contract basis for third parties. The Lion Brewery, Inc. also brews beer for sale under traditional Company-owned labels for the local market at popular prices.

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

          Cash and Cash Equivalents

          The Company considers all highly liquid investments with maturities at the purchase date of three months or less to be cash equivalents. The carrying amount of cash equivalents approximates fair value.

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

          Property, Plant and Equipment

          Property, plant and equipment are recorded at cost and are depreciated using the straight-line method over the useful lives of the assets.
          All significant additions and improvements are capitalized and repairs and maintenance charges are expensed as incurred. Estimated useful lives for the assets are as follows:

                                                            Years
                                                            -----
                            Buildings                        20
                            Machinery and equipment         3 - 10
                            Kegs and bottles                3 -  7

                                  THE LION BREWERY, INC.

                        NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


          2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

          Product, Customer and Supply Concentrations

          The sale of malta, beer and soft drinks has accounted for all of the
          Company's sales, with malta accounting for 66% and 68% for the years ended September 30, 1997 and 1996. The Company's top three customers accounted for 66% and 60% of sales in fiscal 1997 and 1996. Accounts receivable from these three customers totaled $1,984,000 and $1,712,000 at September 30, 1997 and 1996. The Company's largest customer accounted for 32% and 27% of sales in fiscal 1997 and 1996.
          The Company does maintain contracts with several of its top customers;
          however there are no minimum purchase requirements. The Company does not have a contract with its largest customer. The length of such contracts range from two to four years. The decision by a major customer to switch production of its contract beverages from the Company to another brewer, or to build facilities to brew its own product, could have a materially adverse effect on the Company's financial results.

          The Company anticipates a change in the availability of certain styles of recycled glass from its current sources. This reduction in availability would result in an increased cost of glass; reducing future gross margins and could have a significant impact on overall profitability. The Company will make all efforts to mitigate the effects on gross margins and overall profitability, but no assurances can be made that the Company will be successful in this regard.

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

                                  THE LION BREWERY, INC.

                        NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


          2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

          On March 31, 1997, the Financial Accounting Standards Board issued
          SFAS No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 is effective for fiscal years ending after December 15, 1997, and, when adopted, it will require the restatement of prior years' earnings per share. If the Company had adopted SFAS 128 for the year ended September 30, 1997, there would have been no effect on net income per share, on either the basic or diluted basis.


          Financial Instruments

          Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. The fair value of accounts receivable approximates carrying value.

          Long-Lived Assets

          During 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 121"). SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company does not believe that any impairment exists in the recoverability of its long- lived assets.


          Stock Based Compensation

          In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS
          123"), which requires companies to measure employee stock compensation plans based on the fair value method using an option pricing model or to continue to apply APB No. 25, "Accounting for Stock Issued to Employees," and provide pro forma footnote disclosures under the fair value method. The Company continues to apply APB No. 25 and will provide pro forma footnote disclosures (see Note 11).

                                  THE LION BREWERY, INC.

                      NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

          3.   INVENTORIES

          Inventories consist of the following:


                                                     1997           1996
                                                     ----           ----

              Raw materials                      $  195,000      $  163,000
              Finished goods                        854,000         673,000
              Supplies                            1,222,000       1,292,000
                                                 ----------      ----------

                                                 $2,271,000      $2,128,000


          4.   PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment consist of the following:


                                                     1997            1996
                                                     ----            ----

              Land and building                  $1,084,000      $1,024,000
              Machinery and equipment             5,534,000       4,038,000
              Kegs and bottles                      215,000         222,000
                                                  6,833,000       5,284,000
              Less accumulated depreciation       2,352,000       1,684,000
                                                 ----------      ----------

                                                 $4,481,000      $3,600,000
                                                 ==========      ==========



          5.   ACCRUED EXPENSES

          Accrued expenses consist of the following:


                                                     1997            1996
                                                     ----            ----

              Payroll and related accruals       $  535,000      $  427,000
               Other accruals                       534,000         412,000
                                                 ----------      ----------

                                                 $1,069,000      $  839,000
                                                 ==========      ==========

                                  THE LION BREWERY, INC.

                        NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


          6.   INCOME TAXES

          The provision for income taxes is as follows:

                                                    1997             1996
                                                    ----             ----

                      Current:
                         Federal                 $1,223,000      $  786,000
                         State                      240,000         256,000
                                                 ----------      ----------
                                                  1,463,000       1,042,000
                                                 ----------      ----------


                      Deferred:
                         Federal                    (69,000)
          (105,000)
                         State                      (12,000)       (
          40,000)
                                                -----------     -----------
                                                    (81,000)
          (145,000)
                                                -----------     -----------
                                                 $1,382,000       $ 897,000
                                                 ==========       =========


          The principal items accounting for the difference between income taxes computed at the statutory rate and the provision for income taxes reflected in the statements of income are as follows:

                                                     1997            1996

                United States statutory rate         35%              35%
                State taxes (net of federal
                  tax benefit)                        6                7
                Nondeductible expenses -
                  goodwill amortization               2                3
                                                     --               --

                                                     43%              45%
                                                     ==               ==

          Components of the Company's deferred income tax balances are as follows:

                                                      1997         1996
                                                      ----         ----

                Deferred income tax assets:
              Benefit accruals                   $  332,000      $  235,000
              Accounts receivable                    83,000          71,000
              Inventories                           110,000          96,000
                                                 ----------      ----------
                                                    525,000         402,000

              Deferred income tax liabilities:
              Property, plant and equipment         549,000         559,000
              Other                                  43,000          49,000
                                                 ----------      ----------
                                                    592,000         608,000
                                                 ----------      ----------
                                                 $   67,000      $  206,000
                                                 ==========      ==========

                                  THE LION BREWERY, INC.

                      NOTES TO THE FINANCIAL STATEMENTS - (CONTINUED)


          7.   DEBT

          In February 1997, the Company obtained a $5,000,000 revolving line of credit and a $2,500,000 revolving equipment line of credit from a financial institution. Both facilities are unsecured and interest is payable monthly based upon either the bank's prime rate minus 1/2%,
          LIBOR plus 75 basis points or the bank's offered rate. The line of credit agreements require, among other things, the maintenance of certain financial ratios. These lines of credit mature in 3 years, and the Company, at its option, may convert the principal outstanding on the revolving equipment line to a term loan of either 3 or 5 years at the same rates or at a fixed rate to be determined by the financial institution.

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

          The components of net periodic pension cost for the defined benefit plan are as follows:


                                                          1997         1996
                                                          ----         ----

              Service cost - benefits earned
               during the period                     $   45,000      $
          30,000
              Interest cost on projected benefit
                obligation                               46,000
          36,000
              Actual return on plan assets              (41,000)
          (23,000)
              Net amortization and deferral             (43,000)
          (19,000)
                                                     ----------
          ----------
                 Net pension expense                 $   93,000      $
          62,000
                                                     ----------
          ----------



          Assumptions used in the accounting for the defined benefit plan are as follows:


                                                             1997
          1996
                                                             ----
          ----

             Weighted average discount rate                   7.5%
          8.5%
             Expected long-term rate of return on assets      7.5       9.0
             Average salary increase                          5.0       5.0

                                  THE LION BREWERY, INC.

                        NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


          8.   PENSION PLANS (CONTINUED)

          The following table sets forth the funded status and the net pension liability included in the balance sheet for the defined benefit plan:
          1997 1996

          Actuarial present value of benefit obligation:
            Accumulated benefit obligation (including
              vested benefits of $515,000 and $392,000)         $ 532,000
             $ 403,000
                                 ========     ========          =========
             =========

          Projected benefit obligation                            598,000
               438,000
          Plan assets at fair value                               191,000
               160,000
                                                                ---------
             ---------
            Projected benefit obligation in excess
              of plan assets                                      407,000
               278,000
            Unrecognized net loss                                (278,000)
              (111,000)
            Adjustment required to recognize minimum
              liability                                           212,000
                76,000
                                                                ---------
             ---------

          Net pension liability recognized in balance sheet     $ 341,000
             $ 243,000

          In 1997, the Company established a combined 401(k) / profit sharing plan, covering substantially all nonunion employees, meeting certain eligibility requirements. The profit sharing plan is noncontributory.
          Under the 401(k) plan, eligible employees may contribute up to 15% of their compensation annually. The Company currently does not match employee contributions. Contributions to the profit sharing plan are determined by the Board of Directors and are discretionary. In 1997, the Company contributed $35,000 to the profit sharing plan. Employer match, if any, and profit sharing contributions vest over a 6 year period, unless termination is the result of death, disability or retirement.

          The Company also participates in a multiemployer pension plan which
          provides defined benefits to union employees. Contributions are based
          on a fixed amount per hour worked. Pension cost aggregated
          $182,000
          and $162,000 for the years ended September 30, 1997 and 1996, respectively.

          9.   COMMITMENTS AND CONTINGENCIES

          The Company leases warehouse facilities and equipment under noncancelable operating leases. Future minimum lease payments under these leases are:

                                  1998         $246,000
                                  1999         187,000
                                  2000         136,000
                                  2001         102,000

          Rent expense for all leased facilities amounted to $332,000 in
          1997
          and $294,000 in 1996.

          The Company has entered into employment agreements with the Company's
          President and Chief Financial Officer at annual base salaries aggregating $240,000. Bonuses are determined at the discretion of the
          Board of Directors. The contracts also provide for up to 2 years severance in the case of involuntary termination.

                                  THE LION BREWERY, INC.

                      NOTES TO THE FINANCIAL STATEMENTS - (CONTINUED)


          9.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

          The Company has retained an investment banking firm to act as its exclusive financial advisor in connection with a possible sale, merger or other form of business combination.

          The Company is engaged in certain legal and administrative proceedings incidental to its normal course of business activities.
          Management
          believes the outcome of these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

          RELATED PARTY TRANSACTIONS

          Quincy Partners, a general partner of Lion Partners Company, L.P.
          had
          a management consulting agreement with the Company providing for an
          annual fee of $130,000. This agreement was terminated on May 2,
          1996,
          the effective date of the initial public offering (see Note 12).
          In
          connection with the offering Quincy Partners received a
          consulting fee
          of $80,000. The chairman of the Board of Directors receives
          $50,000
          annually plus stock options for his services in this capacity.

          The Company obtained covenants not to compete from two selling employee/shareholders for an aggregate of $600,000 payable in annual installments of $100,000 over a six year noncompete period, one covenant ending in October, 1999 and the other ending in October, 2000.

          11.  STOCK OPTION PLANS AND WARRANTS

          The Company's 1996 Employee Stock Option Plan (the Plan) permits the granting of options to directors and employees of the Company. The
          Plan is administered by the Compensation Committee of the Board of
          Directors, which generally has the authority to select individuals who are to receive options and to specify the terms and conditions of each option so granted, including the number of shares covered by the option, the type of option (incentive stock option or nonqualified stock option), the exercise price (which in all cases must be at least
          100% of the fair market value of the common stock on the date of grant), vesting provisions, and the overall option term. Options to purchase a total of 400,000 shares of common stock were reserved for future grants of options under the Plan. In January 1996, the Company granted options for an aggregate of 268,431 shares of common stock to a director, certain officers and other key employees of the Company.
          All of these options vest over a period of two years and have an exercise price of $6 per share and are outstanding as of September 30,
          1997.

          For the purpose of supplemental disclosures required by SFAS 123, the fair value of options granted during 1996 was estimated as of the respective date of grant using a Black-Scholes option pricing model with the following assumptions for 1996; risk free interest rate of
          6.5%; volatility factor of the expected market price of the common stock of 40%; expected life of the options of 8 years and expected dividend yield of zero. The weighted average fair value of options granted during 1996 was $3.44. For pro forma purposes, the estimated fair value of options is amortized to expense over the options' vesting period. Net earnings on a pro forma basis, determined as if the Company had accounted for its stock options under the fair value method using an option pricing mode, were $1,676,000 and $851,000, respectively, for the years ended September 30, 1997 and 1996 and pro forma earnings per share were $0.43 and $0.30, respectively.

                                  THE LION BREWERY, INC.

                      NOTES TO THE FINANCIAL STATEMENTS - (CONTINUED)


          11.  STOCK OPTION PLANS AND WARRANTS (CONTINUED)

          On March 21, 1994, the Company's Board of Directors granted options to purchase an aggregate of 57,251 shares of common stock of the Company to the President at $1.40 per share (estimated fair market value on the date of grant) expiring in 2001. The options vest over three years. Vesting accelerated at the initial public offering (see Note
          12).

          The senior subordinated noteholders received warrants for the purchase of 291,565 shares of the Company's common stock having a nominal exercise price. The loan agreement provided that the noteholders may put these warrants to the Company and accordingly, the warrants were accreted to the estimated redemption price. During fiscal 1996 an accretion of $89,000 was recorded and charged to retained earnings.
          The warrants were exercised in December 1995. The Company used $950,000 of the net proceeds of the initial public offering to repurchase 132,696 shares of common stock issued upon the exercise of the warrants.

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

                              Exhibit Index
                  No.                               Description



                    10.1**    Employment Agreement, dated as of January 3,
          1996,
                              between the Company and Charles Lawson

                    10.2*     Employment Agreement, dated as of October 1,
          1996,
                              between the Company and Patrick Belardi

                    10.3**    Lease dated March 1989 between the Company
          and
                              Mericle Development Corporation

                    10.5**    1996 Stock Option Plan

                    10.6**    Form of 1996 Stock Option Agreement

                    10.7**    Agreement dated as of January 3, 1996 between
          the
                              Company and The Marlborough Capital
          Investment
                              Fund, L.P.

                    10.8**    Agreement dated as of January 3, 1996 between
          the

                              Company and Weston Presidio Offshore Capital
          C.V.

                    10.9**    Credit and Security Agreement dated as of
          October
                              6, 1993 between the Company and Norwest Bank
                              Minnesota, National Association

                    10.10* Mortgage and Security Agreement dated as of October 6, 1993 between the Company and
          William J.
                              Smulowitz

                    10.11* Mortgage and Security Agreement dated as of October 6, 1993 between the Company and
          Norwest
                              Bank Minnesota, National Association

                    10.12* Mortgage and Security Agreement dated as of October 6, 1993 between the Marlborough
          Capital
                              Investment Fund, L.P. and Weston Presidio
          Offshore
                              Capital C.V.

                    10.13**   Securities Purchase Agreement dated as of
          October
                              6, 1993

                    10.14* Letter Agreement dated as of March 29, 1996 between the Company and Lester Smulowitz and
          Lynn
                              Muchnick

                    10.15*    Loan Agreement between the Company and
          Corestates
                              Bank, N.A. dated February 6, 1997








          *    Filed herewith

          **   Incorporated by reference to the Company's registration
          statement on Form S-1, File No. 333-01644