Form 10KSB/A
period 1997-09-30
LION BREWERY INC
filed 1998-01-28
CIK 1008990

FORM 10-KSB/A

                                       AMENDMENT NO. 1


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

                                       PART III


          ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTIONS 16(c) OF THE EXCHANGE ACT.

          DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

          The directors of the Company are as follows:

                                         HAS
                                      SERVED AS
                                       DIRECTOR
                 NAME             AGE   SINCE          POSITION
                 ----             ---  --------        --------

          Donald J. Sutherland     67    1993    Chairman of the Board

          Charles E. Lawson, Jr.   47    1994    President, Chief Executive
                                                 Officer and Director

          Patrick E. Belardi       37    1997    Vice President, Chief
                                                 Financial Officer,
                                                 Treasurer and Director

          Thomas S. Ablum          43    1993    Director

          George W. Peck, IV       66    1993    Director

          Carlo A. von Schroeter   34    1996    Director

          Henry T. Wilson          38    1993    Director


          DONALD J. SUTHERLAND was elected a Director and Chairman of the Board of the Company in October 1993. Since 1975, Mr. Sutherland has been President and sole employee of the general partner of Quincy Partners, a buyout and management firm. Quincy Partners is the general partner of the Company's largest shareholder. See "Certain Relationships and Related Transactions."

          CHARLES E. LAWSON, JR. joined the Company as Executive Vice President in March 1994 and was appointed President, Chief Executive Officer and a Director of the Company in May 1994. Prior to joining the Company, Mr. Lawson had over twenty years experience in the beverage packaging industry and from April 1992 until March 1994 was Director of Sales of the brewery and soft drink divisions of Riverwood International, Inc. Prior thereto Mr. Lawson was employed by Julian B. Slevin Co., Inc. in various capacities since 1973 and from 1988 to 1992 was its Vice President of Sales and Marketing.

          PATRICK E. BELARDI joined the Company in October 1994 as Vice President and Chief Financial Officer and was elected a director in March 1997. Mr. Belardi, a certified public accountant, was employed by Laventhol & Horwath from 1982 to 1990 and then was a principal at Kronick Kalada Berdy & Co., P.C., a prior accounting firm of the Company, from 1990 to October 1994.

          THOMAS S. ABLUM was elected a Director of the Company in October 1993. He is president and general partner of Franklin Street Equity Fund, a buyout firm, and has been a principal in Ablum, Brown & Company, a private investment banking firm, since February 1988.

          GEORGE W. PECK, IV was elected a Director of the Company in October 1993. Since January 1997, Mr. Peck has been a special limited principal of Kohlberg & Co. LLC, a private merchant bank (formerly Kohlberg & Co.). From 1987 until December 1996, Mr. Peck was a general partner of Kohlberg & Co., Mr. Peck serves as a director for ABC Rail Products Corp., Northwestern Steel & Wire Co. and ABT Building Products Corp.

          CARLO A. VON SCHROETER was elected a Director of the Company in May 1996. Mr. von Schroeter is a general partner with Weston Presidio Capital, a venture capital firm. From 1992 until August 1996, Mr. von Schroeter was a principal at Weston Presidio Capital. Mr. von Schroeter is also a limited partner of Weston Presidio Management, LP, a general partner of Weston Presidio Offshore Capital C.V.

          HENRY T. WILSON was elected a Director of the Company in October 1993. Mr. Wilson is the Managing Director and special limited partner of Northwood Ventures, a New York limited partnership which invests in venture capital opportunities. From 1986 to 1991, Mr. Wilson was employed in the Investment Banking Division of Merrill Lynch & Co., most recently as a Vice President.

          COMMITTEES OF THE BOARD OF DIRECTORS

          THE AUDIT COMMITTEE, which is currently comprised of Messrs. Ablum, Sutherland, Peck and Wilson, with Mr. Ablum serving as chairman, recommends the selection of the Company's independent public accountants and consults with the independent public accountants on the Company's internal accounting controls.

          THE COMPENSATION COMMITTEE, which is currently comprised of Messrs. Peck, Wilson and Sutherland, with Mr. Wilson serving as chairman, recommends to the Board salaries and bonuses for the Company's officers and administers the Company's 1996 Stock Option Plan.

          DIRECTOR COMPENSATION

          Members of the Board of Directors who are not employees of the Company receive an annual retainer of $1,500 for serving as director and $500 per board meeting attended. The Chairman of the Board receives $12,500 per quarter for serving in such capacity and the Chairman of the Audit Committee receives an additional $1,500 per year for serving in such capacity. Directors are also reimbursed for out-of-pocket expense incurred in attending meetings.

          Directors hold office until the next annual meeting of shareholders following their election, or until their successors are elected and qualified. There are no family relationships between any present director or officer and any other present director and officer.

          OTHER EXECUTIVE OFFICERS

          Set forth below is certain information regarding the other executive officers of the Company:


                NAME         AGE             POSITION
                ----         ---             --------

          Donald R. Ladhoff   41   Vice President, Sales and Marketing

          David Finn          47   Vice President, Packaging and
                                   Warehousing

          Robert Covert       46   Vice President, Logistics

          Leo Orlandini       36   Head Brewmaster

          DONALD R. LADHOFF joined the Company in March 1996 as Vice President - Sales and Marketing. Prior to joining the Company, Mr. Ladhoff was employed by the Canandaigua Wine Company, Inc. from 1990 through 1995. Mr. Ladhoff has 19 years experience in sales and marketing of alcoholic beverages.

          DAVID FINN joined the Company in 1974 and has served as Vice President - Packaging and Warehousing since 1990.

          ROBERT COVERT joined the Company in 1974 and has served as Vice President - Logistics since 1991.

          LEO ORLANDINI joined the Company in 1988 as Quality Assurance Manager. After attending brewing school at the Seibel Institute of Technology in 1991, he returned to the Company and was appointed Assistant Brewmaster in April 1992. In May 1995, he was promoted to Head Brewmaster.

          Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

          The Company is not aware of any Section 16(a) filing deficiencies.


          ITEM 10.  EXECUTIVE COMPENSATION

          The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the Company's Chief Executive Officer and one other executive officer with total compensation in excess of $100,000 during the fiscal years ended September 30, 1997, 1996 and 1995:


                                                 ANNUAL COMPENSATION
                                                 -------------------
           NAME AND                                           OTHER ANNUAL
           PRINCIPAL POSITION         YEAR   SALARY   BONUS   COMPENSATION
           ------------------         ----   ------   -----   ------------

           Charles E. Lawson, Jr.     1997  $159,558 $25,000   $    --
             President,               1996   147,908  45,000        --
             Chief Executive          1995                      21,475(1)
             Officer and Director

           Donald R. Ladhoff          1997   78,096   10,000    32,328(1)
             Vice President-Sales     1996   38,308     --
             and Marketing


                                                              LONG-TERM
                                                             COMPENSATION
                                                                AWARDS
                                                             ------------
                                                              SECURITIES
                                                              UNDERLYING
                                                               OPTIONS
           NAME AND PRINCIPAL POSITION         YEAR           ----------
           ---------------------------         ----
           Charles E. Lawson, Jr.              1997               --
             President, Chief Executive        1996           106,350(2)
             Officer and Director              1995               --

           Donald R. Ladhoff                   1997               --
             Vice President-Sales and          1996           30,000(3)
             Marketing

          (1)  Relocation expenses

          (2) Options to purchase 70,900 shares of Common Stock are presently exercisable; options to purchase the remaining 35,450 shares vest in May 1998.

          (3) Options to purchase 10,000 shares of Common Stock were exercisable at September 30, 1997; options to purchase an additional 10,000 shares vest in each of November 1997 and November 1998.

          The Company maintains a noncontributory defined benefit pension plan and a 401(k)/profit sharing plan covering nonunion employees. The defined benefit pension plan provides benefits based on years of service and compensation levels. Mr. Lawson and other key employees of the Company participate in these plans.

          OPTION GRANTS

          No options were granted in the fiscal year ended September 30, 1997.

          AGGREGATE OPTION EXERCISES IN FISCAL 1997 AND FISCAL YEAR-END OPTION VALUES

          The following table provides information on the value of unexercised stock options owned by the executive officers named in the Summary Compensation Table as of September 30, 1997. No options were exercised in fiscal 1997.

                                                         VALUE OF UNEXERCISED
                             NUMBER OF UNEXERCISED     IN-THE-MONEY OPTIONS AT
                         OPTIONS AT SEPTEMBER 30, 1997   SEPTEMBER  30, 1997(1)
                         -----------------------------  -----------------------
          NAME             EXERCISABLE UNEXERCISABLE   EXERCISABLE UNEXERCISABLE
          ----             ----------- -------------   ----------- -------------

     Charles E. Lawson, Jr.  128,151      35,450        $ 156,009     $  -0-

     Donald  R. Ladhoff       10,000      20,000        $   -0-       $  -0-

          (1) The dollar values have been calculated by determining the difference between the fair market value of the securities underlying the options at September 30, 1997 and the exercise price of the options.


          EMPLOYMENT AGREEMENTS

          Charles Lawson currently is employed under a contract that provides for an annual salary of $175,000 and a bonus at the discretion of the Board of Directors in consideration of the services rendered by him to the Company. Under the agreement, Mr. Lawson is entitled to participate in all health benefits and other employee benefit programs of the Company, including the Company's defined benefit retirement plan, and is provided with an automobile at the Company's expense. Pursuant to the agreement, Mr. Lawson received options to purchase 57,251 shares of the Company's Common Stock at an exercise price of $1.40 exercisable at any time prior to 2001 provided that Mr. Lawson is then an employee. In the event that Mr. Lawson's employment with the Company terminates, the agreement subjects Mr. Lawson to certain non-compete restrictions. Upon termination of Mr. Lawson by the Company without cause or upon a change in control of the Company coupled with a diminishment of responsibilities, Mr. Lawson is entitled to two years' severance, subject to mitigation if he obtains other employment.

          Patrick Belardi is employed under a contract that provides for an annual salary of $80,000 and a bonus at the discretion of the Board of Directors in consideration of the services rendered by him to the Company.

          The agreement has an anniversary date of October 1, and is automatically renewable on a year to year basis. Under the agreement, Mr. Belardi is entitled to participate in all health benefits and other employee benefit programs of the Company, including the Company's defined benefit retirement plan. Upon termination of Mr. Belardi by the Company without cause, Mr. Belardi is entitled to one year's severance, subject to mitigation if he obtains other employment.

          STOCK OPTION PLAN

          The Company's 1996 Stock Option Plan (the "1996 Plan") permits the granting of options to employees and directors of the Company. An aggregate of 400,000 shares have been reserved for issuance under the 1996 Plan. The Plan is administered by the Compensation Committee of the Board of Directors, which generally has the authority to select individuals who are to receive options and to specify the terms and conditions of each option so granted, including the number of shares covered by the option, the type of option (incentive stock option or nonqualified stock option), the exercise price (which in all cases must be at least 100% of the fair market value of the Common Stock on the date of grant), vesting provisions and the overall option term. The Company has granted options to purchase an aggregate of 268,431 shares of Common Stock to certain officers, a director and other key employees of the Company. All of these options vest over a period of two years commencing on the date of grant and have an exercise price equal to $6 per share.


          ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          SECURITY OWNERSHIP

          The following table sets forth information as of December 22, 1997 regarding (i) persons known to the management of the Company to be the beneficial owners of more than 5% of the Company's Common Stock on such date, (ii) the ownership interest of each director of the Company, (iii) the ownership interest of executive officers and key employees of the Company based upon currently exercisable options and (iv) the ownership interest of all executive officers and directors as a group.

                                                     BENEFICIAL OWNERSHIP(1)
                                                     -----------------------

                                 POSITION WITH THE
                NAME                  COMPANY           SHARES     PERCENTAGE
                ----             -----------------      ------     ----------

     Donald J. Sutherland       Chairman of the      1,570,966(1)     40.2%
                                Board

     Sans Peur Corporation      None                 1,545,184(2)     39.8%
       c/o Quincy Partners
       P.O. Box 154
       Glen Head, NY  11545

     Quincy Partners            None                 1,545,184(3)     39.8%
       P.O. Box 154
       Glen Head, NY  11545

     Lion Partners Company      None                 1,495,184        38.5%
     L.P.
       c/o Quincy Partners
       P.O. Box 154
       Glen Head, NY  11545

     Heartland Advisors, Inc.   None                   375,000        9.7%
       790 North Milwaukee St.
       Milwaukee, WI  53202

     Charles E. Lawson, Jr.     Chief Executive       131,151(4)      3.3%
                                Officer, President
                                and Director

     Patrick E. Belardi         Vice President,        33,210(5)        *
                                Chief Financial
                                Officer, Treasurer
                                and Director

     Donald R. Ladhoff          Vice President -       20,000(6)        *
                                Sales and Marketing

                                                     BENEFICIAL OWNERSHIP(1)
                                                     -----------------------

                                 POSITION WITH THE
           NAME                       COMPANY           SHARES     PERCENTAGE
           ----                  -----------------      ------     ----------

     Leo Orlandini              Head Brewmaster        12,890(6)        *

     David Finn                 Vice President -       8,586(6)         *
                                Packaging

     Robert Covert              Vice President -       8,586(6)         *
                                Logistics

     Carlo A. von Schroeter     Director               2,200(7)         *

     George W. Peck, IV         Director               1,000(8)         *

     Thomas S. Ablum            Director               --   (9)         *

     Henry T. Wilson            Director               --   (10)

     All executive officers                          1,788,589(11)    43.4%
       and directors
       as a group
       (11 persons)
     _____________________________________
          *  less than 1%

          (1) Includes (i) 1,495,184 shares of Common Stock owned by Lion Partners Company L.P. ("Lion Partners"), (ii) 50,000 shares of Common Stock owned by Quincy Partners and (iii) presently exercisable options to purchase 25,782 shares of Common Stock held by Mr. Sutherland. Mr. Sutherland is the sole stockholder of Sans Peur Corporation, which is the sole general partner of Quincy Partners. Quincy Partners is the sole general partner of Lion Partners. Lion Partners was formed for the purpose of investing in the Company and its sole asset consists of shares of Common Stock.

          (2) Includes (i) 1,495,184 shares of Common Stock owned by Lion Partners and (ii) 50,000 shares of Common Stock owned by Quincy Partners. Sans Peur Corporation is the sole general partner of Quincy Partners, which is the sole general partner of Lion Partners.

          (3) Includes (i) 1,495,184 shares of Common Stock owned by Lion Partners and (ii) 50,000 shares of Common Stock owned directly by Quincy Partners. Quincy Partners is the sole general partner of Lion Partners.

          (4) Includes presently exercisable options to purchase 57,251 shares of Common Stock at $1.40 per share and 70,900 shares of Common Stock at $6.00 per share.

          (5) Includes presently exercisable options to purchase 321,210 shares of Common Stock at $6.00 per share.

          (6) Includes presently exercisable options to purchase shares of Common Stock at $6.00 per share,

          (7) Does not include (i) 150,000 shares of Common Stock owned directly by Weston Presidio Offshore Capital C.V. or (ii) shares of Common Stock attributable to a 16.67% limited partnership interest in Lion Partners owned by Weston Presidio Offshore Capital C.V. Mr. von Schroeter is a limited partner of Weston Presidio Management LP, a general partner of Weston Presidio Offshore Capital C.V

          (8) Does not include shares of Common Stock attributable to a 4.76% limited partnership interest in Lion Partners owned by Canbo Partners, of which Mr. Peck is the general partner.

          (9)  Does not include shares of Common Stock attributable to his
               1. 19% limited partnership interest in Lion Partners.

          (10) Does not include (i) 25,000 shares of Common Stock owned directly by Northwood Ventures, a partnership of which Mr. Wilson is a special limited partner, or (ii) shares of Common Stock attributable to a 16.67% limited partnership interest in Lion Partners by Northwood Ventures.

          (11) Includes presently exercisable options to purchase 236,205 shares of Common Stock held by the following persons: Donald
               J. Sutherland (25,782); Charles E. Lawson, Jr. (128,151); Patrick E. Belardi (32,210); Donald R. Ladhoff (20,000); Leo Orlandini (12,890); David Finn (8,586) and Robert Covert (8,586).


          ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               In October 1993, the Company entered into a Stock Purchase and Redemption Agreement (the Agreement") among the Company, Lion Partners Company L.P. ("Lion Partners") and William J. Smulowitz, Rochelle P. Smulowitz, Lester S. Smulowitz and Lynn Muchnick (collectively, the "Prior Owners"). Under the Agreement the Prior Owners sold to Lion Partners 1,495,184 shares of Common Stock, representing 24.5% of the then issued and outstanding shares of capital stock of the Company (collectively the "Purchased Shares"), for a total purchase price of $2.1 million. Immediately following the consummation of the purchase and sale of the Purchased Shares, the Company redeemed from the Prior Owners 4,254,165 shares of Common Stock (the "Redemption Shares"), representing 69.7% of the then issued and outstanding shares of capital stock of the Company, in exchange for $8.4 million, of which $4.4 million was used to discharge in full the indebtedness for borrowed money of the Company. In October 1993, the Company obtained revolving and term loan financing from Norwest Bank Minnesota, N.A., and term loan financing from The Marlborough Capital Investment Fund, L.P. ("Marlborough") and Weston Presidio Offshore Capital C.V. ("Weston") (collectively, the "Lenders") to finance the repurchase of the Redemption Shares and for working capital. Neither of the Lenders are affiliates of the Company. After giving effect to the sale of the Purchased Shares and the redemption, the Prior Owners owned in the aggregate 19.2% of the Common Stock of the Company and Lion Partners owned 80.8% of the Common Stock of the Company. Prior to this transaction, Lion Partners had no affiliation with the Company. In connection with the financing provided by Marlborough and Weston, the Company issued warrants to Marlborough and Weston to purchase, for nominal consideration, 265,391 shares and 26,174 shares, respectively, of Common Stock. In December 1995 each of Marlborough and Weston exercised in full their warrants. Marlborough and Weston had the right to require the Company to repurchase their shares of Common Stock for an amount based upon the fair market value of the Common Stock (as specified in the agreement relating to this put option) at any time beginning September 1998 and ending upon the occurrence of certain events. This right was terminated upon the consummation of the initial public offering. The Company repurchased 132,696 shares of Common Stock from Marlborough for $950,000 upon the closing of the offering.

          Management Agreement. In October 1993, Quincy Partners, the general partner of Lion Partners, entered into a management agreement with the Company (the "Management Agreement"). Under the Management Agreement, Quincy Partners provided management consulting services (the "Services") to the Company in the areas of financial management, marketing and general management. In consideration for the performance by Quincy Partners of the Services, the Company paid Quincy Partners $130,000 per year.
          The Management Agreement terminated upon the closing of the initial public offering. Following the termination, Donald J. Sutherland, the President of the general partner of Quincy Partners, receives a fee of S 12,500 per quarter for his services as Chairman of the Board of the Company. In December 1995, Mr. Sutherland was granted options to purchase 38,673 shares of Common Stock at $6.00 per share, which shares vest over two years. The Company paid $80,000 to Quincy Partners as an advisory fee in connection with the initial public offering.

                                         SIGNATURE

               Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wilkes-Barre, State of Pennsylvania, on January 28, 1998.

                                            THE LION BREWERY, INC.


                                            By: /s/ Patrick E. Belardi
                                               -----------------------------
                                               Patrick E. Belardi
                                               Vice President, Chief Financial
                                                 Officer and Treasurer