Form 10-Q
period 1997-12-31
LION BREWERY INC
filed 1998-02-17
CIK 1008990

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549
                                      FORM 10-Q
          (Mark One)

          [X] Quarterly report under Section 13 or 15(d) of the Securities
              Exchange Act of 1934

          For the quarterly period ended       December 31, 1997
                                         -----------------------------

          [ ] Transition report under Section 13 or 15(d) of the Exchange
              Act

          For the transition period from ____________ to ____________

          Commission file number 0-28282
                                 ------------------------------------------

                                THE LION BREWERY, INC.
          -----------------------------------------------------------------
          (Exact Name of Small Business Issuer as Specified in Its Charter)

                  PENNSYLVANIA                             24-0645190
          ------------------------------               --------------------
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

          Yes   X    No
              -----     -----

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDING DURING THE  PRECEDING FIVE YEARS

               Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

          Yes ______  No ______

                         APPLICABLE ONLY TO CORPORATE ISSUERS

               State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: January 31, 1998 - 3,885,051 shares outstanding
                -----------------------------------------------------------

               Transitional Small Business Disclosure Format (check one):

          Yes        No   X
              ------    -----

                                THE LION BREWERY, INC.

                            NOTES TO FINANCIAL STATEMENTS



          1.   BASIS OF PRESENTATION:

               The financial statements and accompanying information as of December 31, 1997 and for the three month periods ended December 31, 1997 and 1996 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of results for the entire year. The interim financial statements and the related notes should be read in conjunction with the notes to the financial statements of the Company included in the Form 10-KSB for the year ended September 30, 1997.

          2.   NET INCOME PER SHARE:

               The Company has adopted Statement of Financial Accounting Standards SFAS No. 128, "Earnings Per Share" ("Statement 128"). Statement 128 requires the presentation of basic earnings per share and diluted earnings per share. Basic earnings per common share was calculated based upon net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share was calculated based upon net income divided by the weighted average number of common shares outstanding, adjusted for the incremental dilution of outstanding stock options during the period. Diluted earnings per common share excludes the impact of certain stock options as they are antidilutive. Basic and diluted earnings per common share for the period ended December 31, 1996, are the same amounts as the Company's historical presentation of net income per share.

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

          The Company's flagship line of distinctive full-flavored beers are marketed under the Brewery Hill name. The Brewery Hill line includes Centennial Lager, Caramel Porter, Black and Tan, Honey Amber, Pocono Raspberry, Pale Ale and Cherry Wheat. The Company's original specialty beers, Stegmaier 1857 Premium Lager, Stegmaier Porter and Liebotschaner Cream Ale, are reminiscent of the Company's rich brewing heritage. Since the brewhouse was built at the turn of the century in Wilkes-Barre, Pennsylvania, The Lion Brewery benefits from a long brewing tradition. Company label beers, brewed in its own brewery, have won numerous prestigious awards.

          RESULTS OF OPERATIONS

          THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

          GROSS SALES AND EXCISE TAXES

          The Company's gross sales decreased 3.1% to $5,743,000 in the three months ended December 31, 1997 from $5,927,000 in the three months ended December 31, 1996. The Company's sales volumes for the first three months of fiscal 1998, were less than expected due to a decline in contract beer production and the timing of customer promotions.

          The Company is required to pay federal and state excise taxes on sales of its beer. The federal excise tax increases from $7 to $18 per barrel on production over 60,000 barrels. Total excise taxes decreased 38.2% to $68,000 in the first three months of fiscal 1998 from $110,000 in the same period of fiscal 1997. This decrease results from a reduction in the barrels of beer sold. Excise taxes are accrued at a rate of $7 per barrel in expectation that beer production will not exceed 60,000 barrels.

          NET SALES

          The Company's net sales decreased 2.4% to $5,675,000 in the three months ended December 31, 1997 from $5,817,000 in the three months ended December 31, 1996. Net sales of specialty soft drinks increased 37.8%. Net sales of Malta decreased 2.2%. Net sales of alcoholic specialty beverages, produced under the Company's own labels and contract, decreased 25.3% during the first three months of fiscal 1998 as compared to the same period in fiscal 1997. Net sales of the Company's flagship line of distinctive full-flavored beers, marketed under the Brewery Hill name, increased 1.3% to $232,000 in the three months ended December 31, 1997, from $229,000 in the same period of the prior fiscal year. Net sales of popular priced beers decreased 7.8%.

          GROSS MARGINS

          The Company's gross margins (gross profit as a percentage of net sales) was 24.1% for the first three months of fiscal 1998, in comparison to 24.5% for the first three months of fiscal 1997. This decrease results from the increase in specialty soft drinks to 11.4% of net sales in the first three months of fiscal 1998
          from 8.1% in the first three months of fiscal 1997.   The growth
          in the specialty soft drinks has occurred in a product line which yields the lowest gross margin of all the Company's products, because it is primarily packaged using new bottles.

          The Company anticipates a change in the availability of certain styles of recycled glass from its current sources. This reduction in availability would result in an increased cost of glass; reducing future gross margins. The Company will make all efforts to mitigate the effect on gross margins, but no assurances can be made that the Company will be successful in this regard.

          DELIVERY EXPENSE

          Delivery expense as a percentage of net sales increased to 3.4% of net sales, increasing to $193,000 during the first three months of fiscal 1998 from $172,000 during the first three months of fiscal 1997. This increase results from the increase in specialty soft drink sales. Malta and specialty soft drinks are shipped common carrier at the Company's expense.

          SELLING, ADVERTISING AND PROMOTIONAL EXPENSE

          Selling, advertising and promotional expenses decreased 34.8% to $300,000 in the first three months of fiscal 1998 from $460,000 in the comparable period of fiscal 1997. This decrease is the result of the Company strategically reducing its sales and marketing expenditures for Company label craft beers due to the softening of the craft beer category and the intense competition from both large and small brewers. The Company is focusing its efforts more heavily on its local and contiguous markets.

          GENERAL AND ADMINISTRATIVE EXPENSES

          General and administrative expenses were $357,000 or 6.3% of net sales in the first three months of fiscal 1998 in comparison to 5.9% or $342,000 in the first three months of fiscal 1997.

          OPERATING INCOME

          Operating income was $516,000, or 9.1% of net sales in the first three months of fiscal 1998 increasing from $451,000, or 7.8% of net sales in the first three months of fiscal 1997. This increase results from the decrease in selling, advertising and promotional expenses.

          INTEREST INCOME

          Interest income was $48,000 in the first three months of fiscal 1998 compared to $27,000 in the first three months of fiscal 1997. The interest income results from income earned on short-term investments. Cash and cash equivalents increased to $3,756,000 at December 31, 1997 from $2,467,000 at December 31,
          1996.

          PROVISION FOR INCOME TAXES

          The effective tax rate was 41% and 43% for the first three months of fiscal 1998 and 1997, respectively. State income taxes and nondeductible goodwill amortization impact the effective tax rates.

          LIQUIDITY AND CAPITAL RESOURCES

          The Company has historically funded operations primarily through cash generated from operations and bank and other debt. Cash flows provided from operations were $704,000 and $949,000 in the first three months of fiscal 1998 and 1997, respectively.

          The cash flows from operations were primarily generated from net income and decreases in accounts receivable and inventory levels, offset by decreases in accounts payable and income taxes payable. The timing of sales to malta customers and certain contract customers resulted in higher than normal accounts receivable at September 30, 1997. During the first three months of fiscal 1998, payments were received from these customers and the accounts receivable balance was reduced by $773,000. Inventory levels decreased by $187,000 in the first three months of fiscal
          1998 due to a decrease in finished goods inventory.   Accounts
          payable, accrued expenses and refundable security deposits decreased $477,000. Income taxes payable decreased by $244,000 as a result of the timing of tax payments. In the first three months of fiscal 1998, the cash provided from operations was used to purchase equipment of $132,000 and to increase cash reserves. The Company anticipates capital expenditure requirements for fiscal 1998 will range from $900,000 to $1.3 million. These capital expenditures include upgrading the ammonia refrigeration and electrical systems, and structural repairs to the brewhouse.

          The Company believes that its cash on hand, together with cash flows from operations and borrowing availability under its revolving credit facilities, will be sufficient to support the Company's capital expenditure and working capital requirements for the foreseeable future.

          FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

          This report contains forward looking statements based upon current expectations that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include the following: general economic conditions and growth rates in the malt beverage, soft drink and related industries, competitive factors and pricing pressures, changes in the Company's product mix, the timely development and acceptance of new products, inventory risks due to shifts in market demands, supply of recycled glass and other constraints and shortages.

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

                                             THE LION BREWERY, INC.
                                             -------------------------
                                                   (Registrant)


          Date:    February 13, 1998
               -------------------------      /s/ Charles E. Lawson
                                             ------------------------------
                                             CHARLES E. LAWSON
                                             President and Chief Executive
                                             Officer


          Date:    February 13, 1998
               -------------------------      /s/ Patrick E. Belardi
                                             ------------------------------
                                             PATRICK E. BELARDI
                                             Vice President and Chief
                                             Financial Officer

                               THE LION BREWERY, INC.

                                   BALANCE SHEETS

                                         December      September
                                            31,           30,
                                           1997          1997
                                         ---------     ---------
                                        (Unaudited)
                          ASSETS

     Current assets:
       Cash and cash equivalents        $ 3,756,000   $ 3,184,000
        Accounts receivable, less
          allowance for doubtful
          accounts of $189,000 at
          December 31, 1997 and
          $186,000 at September 30,
          1997                            1,668,000     2,444,000
       Inventories                        2,078,000     2,271,000
       Prepaid expenses and other           281,000       209,000
         assets                         -----------   -----------

        Total current assets              7,783,000     8,108,000

     Property, plant & equipment, net
       of accumulated depreciation of
       $2,528,000 at December 31,
       1997 and $2,352,000 at
       September 30, 1997                 4,437,000     4,481,000

     Goodwill, net of accumulated
       amortization of $681,000 at
       December 31, 1997 and $640,000
       at September 30, 1997              5,833,000     5,874,000

     Other assets                             4,000         4,000
                                        -----------   -----------
                                        $18,057,000   $18,467,000
                                        ===========   ===========


           LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
       Accounts payable                 $ 1,328,000   $ 1,986,000
       Accrued expenses                   1,242,000     1,069,000
       Refundable deposits                  258,000       250,000
       Income taxes payable                 136,000       380,000
                                        -----------   -----------

                                          2,964,000     3,685,000

     Net pension liability                  341,000       341,000

     Deferred income taxes                   46,000        67,000
                                        -----------   -----------

        Total liabilities                 3,351,000     4,093,000
                                        -----------   -----------

     Stockholders' equity:
       Common stock, $.01 par value;
         10,000,000 shares authorized;
         3,885,051 issued and
         outstanding                         39,000        39,000
       Preferred stock, $.01 par
         value; 1,000,000 shares
         authorized; no shares issued
         or outstanding                           0             0
       Additional paid-in capital        10,612,000    10,612,000
       Adjustment to reflect minimum
         pension liability, net of
         deferred income taxes             (120,000)     (120,000)
       Retained earnings                  4,175,000     3,843,000
                                        -----------   -----------

        Total stockholders' equity       14,706,000    14,374,000
                                        -----------   -----------

        Total liabilities and           $18,057,000   $18,467,000
          stockholders' equity          ===========   ===========


     The accompanying notes to financial statements are an integral part of these financial statements.

                                THE LION BREWERY, INC.

                                 STATEMENTS OF INCOME

                FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                     (Unaudited)

                                                         1997          1996
                                                    -------------   -----------

     Gross sales                                       $5,743,000    $5,927,000
     Less excise taxes                                     68,000       110,000
                                                       ----------    ----------

     Net sales                                          5,675,000     5,817,000

     Cost of sales                                      4,309,000     4,392,000
                                                       ----------    ----------

     Gross profit                                       1,366,000     1,425,000
                                                       ----------    ----------

       Operating expenses:
         Delivery                                         193,000       172,000
         Selling, advertising and promotional expenses    300,000       460,000
         General and administrative                       357,000       342,000
                                                       ----------    ----------

                                                          850,000       974,000
                                                       ----------    ----------

       Operating income                                   516,000       451,000
     Interest income                                       48,000        27,000
                                                       ----------    ----------

     Income before provision for income taxes             564,000       478,000
     Provision for income taxes                           232,000       216,000
                                                       ----------    ----------

       Net income                                      $  332,000    $  262,000
                                                       ==========    ==========
     Net income per share:

     Basic                                             $     0.09    $     0.07
                                                       ==========    ==========
     Diluted                                           $     0.08    $     0.07
                                                       ==========    ==========
     Shares used in the per share calculation:

     Basic                                              3,885,000     3,885,000
                                                       ==========    ==========
     Diluted                                            3,906,000     3,908,000
                                                       ==========    ==========




        The accompanying notes to financial statements are an integral part of these financial statements.

                                THE LION BREWERY, INC.

                               STATEMENTS OF CASH FLOWS

                FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                     (Unaudited)

                                                          1997         1996
                                                        --------     --------
      Cash flows from operating activities:
      Net income                                       $  332,000   $  262,000
      Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                     217,000      195,000
        Bad debt expense                                    3,000        3,000
        Provision for inventory reserve                     6,000        6,000
        Benefit for deferred income taxes                 (21,000)     (24,000)
      Changes in assets and liabilities:
        (Increase) decrease in:
          Accounts receivable                             773,000      529,000
          Inventories                                     187,000     (104,000)
          Prepaid expenses and other assets               (72,000)     (41,000)
        Increase (decrease) in:
          Accounts payable, accrued expenses and
            refundable deposits                          (477,000)     220,000
          Income taxes payable                           (244,000)     (97,000)
                                                       ----------   ----------

             Net cash provided by operating activities    704,000      949,000

      Cash flows from investing activities:
        Purchase of equipment                            (132,000)    (474,000)
                                                       ----------   ----------

             Net increase in cash and cash equivalents    572,000      475,000

      Cash and cash equivalents, beginning of year      3,184,000    1,992,000
                                                       ----------   ----------

      Cash and cash equivalents, end of year           $3,756,000   $2,467,000
                                                       ==========   ==========

      Supplementary disclosure of cash flow
        information:

        Cash paid for:

          Income taxes                                 $  496,000   $  337,000
                                                       ==========   ==========


        The accompanying notes to financial statements are an integral part of these financial statements.

                             EXHIBIT INDEX


          Exhibit          Description
          -------          -----------

            27             Financial Data Schedule