Form 10-Q
period 1998-03-31
LION BREWERY INC
filed 1998-05-15
CIK 1008990

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly period ended     March 31, 1998
                                ---------------------

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from               to
                               -------------    -------------

Commission file number 0-28282
                      ---------------------------------------------------------

                             THE LION BREWERY, INC.
-------------------------------------------------------------------------------
        Exact Name of Small Business Issuer as Specified in Its Charter)

         PENNSYLVANIA                                            24-0645190
--------------------------------                             -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

             700 NORTH PENNSYLVANIA AVENUE, WILKES BARRE, PA 18703
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (717) 823-8801
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

N/A
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

        Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
    ---    ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

       Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes      No
    ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: April 30, 1998 -
                                                 ------------------------------
3,885,051 shares outstanding
--------------------------------------------------------------------------------

       Transitional Small Business Disclosure Format (check one):

Yes     No  X
    ---    ---

                               THE LION BREWERY, INC.
                                   BALANCE SHEETS

                                                    March 31,   September 30,
                                                      1998          1997
                                                      -----         ----
                                                   Unaudited
                                      ASSETS


 Current assets:
     Cash and cash equivalents                     $ 3,831,000   $ 3,184,000
     Accounts receivable, less allowance for
      doubtful accounts of $200,000
      at March 31, 1998 and $186,000
      at September 30, 1997                          2,345,000     2,444,000
     Inventories                                     2,256,000     2,271,000
     Prepaid expenses and other assets                 123,000       209,000
                                                   -----------   -----------

     Total current assets                            8,555,000     8,108,000

 Property, plant & equipment, net of
     accumulated depreciation of
     $2,708,000 at March 31, 1998
     and $2,352,000 at September 30, 1997            4,485,000     4,481,000

 Goodwill, net of accumulated amortization
     of $722,000 at March 31, 1998
     And $640,000 at September 30, 1997              5,792,000     5,874,000

 Other assets                                            4,000         4,000
                                                   -----------   -----------

                                                   $18,836,000  $ 18,467,000
                                                   ===========  ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                              $ 1,788,000  $  1,986,000
     Accrued expenses                                1,079,000     1,069,000
     Refundable deposits                               267,000       250,000
     Income taxes payable                              175,000       380,000
                                                  ------------  ------------

                                                     3,309,000     3,685,000

Net pension liability                                  341,000       341,000

Deferred income taxes                                   25,000        67,000
                                                  ------------  ------------

     Total liabilities                               3,675,000     4,093,000
                                                  ------------  ------------

Stockholders' equity:
     Common stock, $.01 par value:;
       10,000,000 shares authorized;
       3,885,051 issued and outstanding                 39,000        39,000
     Preferred stock, $.01 par value;
       1,000,000 shares authorized; no
       shares issued or outstanding                          0             0
     Additional paid-in capital                     10,612,000    10,612,000
Adjustment to reflect minimum pension
 liability, net of deferred
       Income taxes                                   (120,000)     (120,000)
     Retained earnings                               4,630,000     3,843,000
                                                  ------------  ------------

       Total stockholders' equity                   15,161,000    14,374,000
                                                  ------------  ------------

       Total liabilities and stockholders' equity  $18,836,000   $18,467,000
                                                  ============  ============


The accompanying notes to statements are an integral part of these statements.

                          THE LION BREWERY, INC.

                           STATEMENTS OF INCOME
                                (Unaudited)

                      Three Months Ended March 31,   Six Months Ended March 31,
                            1998         1997           1998          1997
                       ------------   -----------    -----------   -----------

Gross sales             $ 6,788,000   $ 5,878,000    $12,531,000   $11,805,000
Less excise taxes            99,000       102,000        167,000       212,000
                        -----------   -----------    -----------   -----------

Net sales                 6,689,000     5,776,000     12,364,000    11,593,000

Cost of sales             5,090,000     4,406,000      9,399,000     8,798,000
                        -----------   -----------    -----------   -----------

     Gross profit         1,599,000     1,370,000      2,965,000     2,795,000
                        -----------   -----------    -----------   -----------

Operating expenses:
     Delivery               219,000       190,000        412,000       362,000
     Selling,
       advertising and
       promotional
       expenses             290,000       361,000        590,000       821,000
     General and
       administrative       360,000       361,000        717,000       703,000
                        -----------   -----------    -----------   -----------

                            869,000       912,000      1,719,000     1,886,000
                        -----------   -----------    -----------   -----------

     Operating income       730,000       458,000      1,246,000       909,000

Interest income              48,000        31,000         96,000        58,000
                        -----------   -----------    -----------   -----------
Income before provision
  for income taxes          778,000       489,000      1,342,000       967,000
Provision for income
  taxes                     323,000       219,000        555,000       435,000
                        -----------   -----------    -----------   -----------

     Net income         $   455,000   $   270,000    $   787,000   $   532,000
                        ===========   ===========    ===========   ===========


Net income per share:

     Basic              $      0.12   $      0.07    $      0.20   $      0.14
                        ===========   ===========    ===========   ===========

     Diluted            $      0.12   $      0.07    $      0.20   $      0.14
                        ===========   ===========    ===========   ===========

Shares used in the per share calculation:

     Basic                3,885,000     3,885,000      3,885,000     3,885,000
                        ===========   ===========    ===========   ===========

     Diluted              3,906,000     3,906,000      3,906,000     3,906,000
                        ===========   ===========    ===========   ===========


The accompanying notes to statements are an integral part of these statements

                         THE LION BREWERY, INC.

                        STATEMENTS OF CASH FLOWS

             FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                             (Unaudited)


                                                     1998              1997
                                                     ----              ----
Cash flows from operating activities:
Net income                                      $   787,000        $   532,000
Adjustments to reconcile net income
  to net cash provided by
     Operating activities:
       Depreciation and amortization                438,000            399,000
       Bad debt expense                              14,000              6,000
       Provision for inventory reserve               12,000             12,000
       Benefit for deferred income taxes            (42,000)           (48,000)
Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                         85,000             69,000
         Inventories                                  3,000           (406,000)
         Prepaid expenses and other assets           86,000             25,000
     Increase (decrease) in:
       Accounts payable, accrued expenses
         and refundable deposits                   (171,000)           229,000
       Income taxes payable                        (205,000)          (178,000)
                                                -----------        -----------

         Net cash provided by operating
           activities                             1,007,000            640,000

Cash flows from investing activities:
     Purchase of equipment                         (360,000)        (1,103,000)
                                                -----------        -----------

         Net increase (decrease) in cash
           and cash equivalents                     647,000           (463,000)


Cash and cash equivalents, beginning of year      3,184,000          1,992,000
                                                -----------        -----------


Cash and cash equivalents, end of year          $ 3,831,000        $ 1,529,000
                                                ===========        ===========


Supplementary disclosure of cash flow
  information:
     Cash paid for:
       Income taxes                             $   802,000        $   588,000
                                                ===========        ===========


The accompanying notes to statements are an integral part of these statements.

                             THE LION BREWERY, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION:

    The financial statements and accompanying information as of March 31, 1998 and for the three and six month periods ended March 31, 1998 and 1997 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of results for the entire year. The interim financial statements and the related notes should be read in conjunction with the notes to the financial statements of the Company included in the Form 10-KSB for the year ended September 30, 1997.

2. NET INCOME PER SHARE:

    The Company has adopted Statement of Financial Accounting Standards SFAS No. 128, "Earnings Per Share" ("Statement 128"). Statement 128 requires the presentation of basic earnings per share and diluted earnings per share. Basic earnings per common share was calculated based upon net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share was calculated based upon net income divided by the weighted average number of common shares outstanding, adjusted for the incremental dilution of outstanding stock options during the period. Diluted earnings per common share excludes the impact of certain stock options as they are antidilutive. Basic and diluted earnings per common share for the period ended March 31, 1997, are the same amounts as the Company's historical presentation of net income per share.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

GROSS SALES AND EXCISE TAXES

The Company's gross sales increased 15.5% to $6,788,000 in the three months ended March 31, 1998 from $5,878,000 in the three months ended March 31, 1997. The Company's sales volumes for the three months ended March 31, 1998, were higher than expected due to an increase in contract beer and soda production and the timing of customer promotions.

The Company is required to pay federal and state excise taxes on sales of its beer. The federal excise tax increases from $7 to $18 per barrel on production over 60,000 barrels. Total excise taxes decreased 2.9% to $99,000 in the three months of ended March 31, 1998 from $102,000 in the same period of fiscal 1997. This decrease results from a reduction in the excise tax rate applied. Excise taxes are accrued at a rate of $7 per barrel in expectation that beer production will not exceed 60,000 barrels.

NET SALES

The Company's net sales increased 15.8% to $6,689,000 in the three months ended March 31, 1998 from $5,776,000 in the three months ended March 31, 1997. Net sales of malta, alcoholic specialty beverages, produced under contract, and specialty soft drinks increased 8.9%, 108.5%, and 13.8%, respectively. Net sales of craft beers, produced under the Company's own labels, remained consistent during the three months ended March 31, 1998 as compared to the same period in fiscal 1997. Net sales of the Company's flagship line of distinctive full-flavored beers, marketed under the Brewery Hill name, increased 19.2% to $298,000 in the three months ended March 31, 1998, from $250,000 in the same period of the prior fiscal year. This increase results from the sale of 12,300 cases of Brewery Hill Pale Ale to Beers Across America. Net sales of popular priced beers decreased 19.6%.

GROSS MARGIN

The Company's gross margin (gross profit as a percentage of net sales) was 23.9% for the three months ended March 31, 1998, in comparison to 23.7% for the three months ended March 31, 1997. Specialty soft drinks sales were 13.1% of net sales in the three months ended March 31, 1998 and 13.4% in the three months ended March 31, 1997. The growth in specialty soft drinks has occurred in a product line which yields the lowest gross margin of all the Company's products, because it is primarily packaged using new bottles.

The Company anticipates a reduction in the availability of certain styles of recycled glass from its current sources. This reduction in availability would result in an increased cost of glass; reducing future gross margins. The Company will make all efforts to mitigate the effect on gross margins, but no assurances can be made that the Company will be successful in this regard.

DELIVERY EXPENSE

Delivery expense as a percentage of net sales remained at 3.3% of net sales, increasing to $219,000 during the three months ended March 31, 1998 from $190,000 during the three months ended March 31, 1997. Malta and specialty soft drinks are shipped common carrier at the Company's expense.

SELLING, ADVERTISING AND PROMOTIONAL EXPENSE

Selling, advertising and promotional expenses decreased 19.7% to $290,000 in the three months ended March 31, 1998 from $361,000 in the comparable period of fiscal 1997. This decrease is the result of the Company strategically reducing its sales and marketing expenditures for Company label craft beers due to the softening of the craft beer category and the intense competition from both large and small brewers. The Company is focusing its efforts more heavily on its local and contiguous markets.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $360,000 or 5.4% of net sales in the three months ended March 31, 1998 in comparison to $361,000 or 6.3%in the three months ended March 31, 1997.

OPERATING INCOME

Operating income increased 59.4% to $730,000, or 10.9% of net sales in the three months ended March 31, 1998 increasing from $458,000, or 7.9% in the comparable period of fiscal 1997. This increase results from the increase in sales and the decrease in selling, advertising and promotional expenses.

INTEREST INCOME

Interest income was $48,000 in the three months ended March 31, 1998 compared to $31,000 in the three months ended March 31, 1997. The interest income results from income earned on short-term investments. Cash and cash equivalents increased to $3,831,000 at March 31, 1998 from $1,529,000 at March 31, 1997.

PROVISION FOR INCOME TAXES

The effective tax rate was 41% and 45% for the first six months of fiscal 1998 and 1997, respectively. State income taxes and nondeductible goodwill amortization impact the effective tax rates.

RESULTS OF OPERATIONS
SIX MONTHS ENDED MARCH 31, 1998 AND 1997

GROSS SALES AND EXCISE TAXES

The Company's gross sales increased 6.1% to $12,531,000 in the six months ended March 31, 1998 from $11,805,000 in the six months ended March 31, 1997. The Company's sales volumes for the first six months of fiscal 1998, were higher than expected due to an increase in contract beer and soda production and the timing of customer promotions.

The Company is required to pay federal and state excise taxes on sales of its beer. The federal excise tax increases from $7 to $18 per barrel on production over 60,000 barrels. Total excise taxes decreased 21.2% to $167,000 in the first six months of fiscal 1998 from $212,000 in the same period of fiscal 1997. This decrease results from a reduction in the excise tax rate applied. Excise taxes are accrued at a rate of $7 per barrel in expectation that beer production will not exceed 60,000 barrels.

NET SALES

The Company's net sales increased 6.7% to $12,364,000 in the six months ended March 31, 1998 from $11,593,000 in the six months ended March 31, 1997. Net sales of malta, alcoholic specialty beverages, produced under contract, and specialty soft drinks increased 3.2%, 30.2%, and 22.9%, respectively. Net sales of craft beers, produced under the Company's own labels remained consistent during the first six months of fiscal 1998 as compared to the same period in fiscal 1997. Net sales of the Company's flagship line of distinctive full-flavored beers, marketed under the Brewery Hill name, increased 10.6% to $530,000 in the six months ended March 31, 1998, from $479,000 in the same period of the prior fiscal year. This increase results from the sale of 12,300 cases of Brewery Hill Pale Ale to Beers Across America. Net sales of popular priced beers decreased 10.8%.

GROSS MARGIN

The Company's gross margin (gross profit as a percentage of net sales) was 24.0% for the first six months of fiscal 1998, in comparison to 24.1% for the first six months of fiscal 1997. This decrease results from the increase in specialty soft drinks to 12.2% of net sales in the first six months of fiscal 1998 from 10.5% in the first six months of fiscal 1997. The growth in the specialty soft drinks has occurred in a product line which yields the lowest gross margin of all the Company's products, because it is primarily packaged using new bottles.

The Company anticipates a reduction in the availability of certain styles of recycled glass from its current sources. This reduction in availability would result in an increased cost of glass; reducing future gross margins. The Company will make all efforts to mitigate the effect on gross margins, but no assurances can be made that the Company will be successful in this regard.

DELIVERY EXPENSE

Delivery expense as a percentage of net sales increased to 3.3% of net sales, increasing to $412,000 during the first six months of fiscal 1998 from $362,000 during the first six months of fiscal 1997. This increase results from the increase in specialty soft drink sales. Malta and specialty soft drinks are shipped common carrier at the Company's expense.

SELLING, ADVERTISING AND PROMOTIONAL EXPENSE

Selling, advertising and promotional expenses decreased 28.1% to $590,000 in the first six months of fiscal 1998 from $821,000 in the comparable period of fiscal 1997. This decrease is the result of the Company strategically reducing its sales and marketing expenditures for Company label craft beers due to the softening of the craft beer category and the intense competition from both large and small brewers. The Company is focusing its efforts more heavily on its local and contiguous markets.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $717,000 or 5.8% of net sales in the first six months of fiscal 1998 in comparison to $703,000 or 6.1% in the first six months of fiscal 1997.

OPERATING INCOME

Operating income increased 37.1% to $1,246,000, or 10.1% of net sales in the first six months of fiscal 1998 increasing from $909,000, or 7.8% of net sales in the first six months of fiscal 1997. This increase results from the increase in sales and the decrease in selling, advertising and promotional expenses.

INTEREST INCOME

Interest income was $96,000 in the first six months of fiscal 1998 compared to $58,000 in the first six months of fiscal 1997. The interest income results from income earned on short-term investments. Cash and cash equivalents increased to $3,831,000 at March 31, 1998 from $1,529,000 at March 31, 1997.

PROVISION FOR INCOME TAXES

The effective tax rate was 41% and 45% for the first six months of fiscal 1998 and 1997, respectively. State income taxes and nondeductible goodwill amortization impact the effective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded operations primarily through cash generated from operations and bank and other debt. Cash flows provided from operations were $1,007,000 and $640,000 in the first six months of fiscal 1998 and 1997, respectively.

The cash flows from operations were primarily generated from net income and decreases in accounts receivable, inventory levels and prepaid expenses, offset by decreases in accounts payable and income taxes payable. The timing of sales to malta customers and certain contract customers resulted in higher than normal accounts receivable at September 30, 1997. During the first six months of fiscal 1998, payments were received from these customers and the accounts receivable balance was reduced by $85,000. Accounts payable, accrued expenses and refundable security deposits decreased $171,000. Income taxes payable decreased by $205,000 as a result of the timing of tax payments. In the first six months of fiscal 1998, the cash provided from operations was used to purchase equipment of $360,000 and to increase cash reserves. The Company anticipates capital expenditure requirements for the remainder of fiscal 1998 will range from $600,000 to $1.0 million. These capital expenditures include upgrading the ammonia refrigeration and electrical systems, and structural repairs to the brewhouse.

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

                                                   THE LION BREWERY, INC
                                                  ------------------------------
                                                           (Registrant)

Date: March 14, 1998
     ------------------                            /s/ Charles E. Lawson
                                                  ------------------------------
                                                  CHARLES E. LAWSON
                                                  President and Chief Executive
                                                  Officer

Date: March 14, 1998
     ------------------                            /s/ Patrick E. Belardi
                                                  ------------------------------
                                                  PATRICK E. BELARDI
                                                  Vice President and Chief
                                                  Financial Officer

                            EXHIBIT INDEX


          Exhibit          Description
          -------          -----------

            27             Financial Data Schedule