Form 10QSB
period 1998-06-30
LION BREWERY INC
filed 1998-08-14
CIK 1008990

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended            June 30, 1998
                                ---------------------------------

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _____________

Commission file number 0-28282
                      ---------------------------------------------------------

                             THE LION BREWERY, INC.
-------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          PENNSYLVANIA                                         24-0645190
--------------------------------                           --------------------
(State or Other Jurisdiction of                              I.R.S. Employer
 Incorporation or Organization)                            Identification No.)

              700 NORTH PENNSYLVANIA AVENUE, WILKES BARRE, PA 18703
 -------------------------------------------------------------------------------
                   (Address of Principal Executive Offices)

                                 (717) 823-8801
 -------------------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

                                       N/A
 -------------------------------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

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

Yes        No
    ------     ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: July 31, 1998 - 3,885,051
                                                  -----------------------------
shares outstanding
-------------------------------------------------------------------------------

      Transitional Small Business Disclosure Format (check one):

Yes        No     X
    ------     ------

                             THE LION BREWERY, INC.

                                BALANCE SHEETS

                                                       June 30,    September 30,
                                                        1998           1997
                                                     -----------   -------------
                                                     (Unaudited)
                                     ASSETS

Current assets:
   Cash and cash equivalents                         $ 3,847,000    $ 3,184,000
   Accounts receivable, less allowance for
      doubtful accounts of $215,000 at
      June 30, 1998 and $186,000 at
      September 30, 1997                               3,152,000      2,444,000
   Inventories                                         2,423,000      2,271,000
   Prepaid expenses and other assets                      75,000        209,000
                                                     -----------    -----------

      Total current assets                             9,497,000      8,108,000

Property, plant & equipment, net of
   accumulated depreciation of $2,902,000
   at June 30, 1998 and $2,352,000 at
   September 30, 1997                                  4,693,000      4,481,000

Goodwill, net of accumulated amortization of
   $763,000 at June 30, 1998 and $640,000 at
   September 30, 1997                                  5,751,000      5,874,000

Other assets                                               4,000          4,000
                                                     -----------    -----------

                                                     $19,945,000    $18,467,000


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                  $ 1,941,000    $ 1,986,000
   Accrued expenses                                    1,237,000      1,069,000
   Refundable deposits                                   311,000        250,000
   Income taxes payable                                  292,000        380,000
                                                     -----------    -----------

                                                       3,781,000      3,685,000

Net pension liability                                    341,000        341,000

Deferred income taxes                                     54,000         67,000
                                                     -----------    -----------

      Total liabilities                                4,176,000      4,093,000
                                                     -----------    -----------

Stockholders' equity:
   Common stock, $.01 par value; 10,000,000
      shares authorized; 3,885,051 issued and
      outstanding                                         39,000         39,000
   Preferred stock, $.01 par value; 1,000,000
      shares authorized; no shares issued or
      outstanding                                              0              0
   Additional paid-in capital                         10,612,000     10,612,000
   Adjustment to reflect minimum pension
      liability, net of deferred income taxes           (120,000)      (120,000)
   Retained earnings                                   5,238,000      3,843,000
                                                     -----------    -----------

      Total stockholders' equity                      15,769,000     14,374,000
                                                     -----------    -----------

      Total liabilities and stockholders' equity     $19,945,000    $18,467,000
                                                     ===========    ===========

      The accompanying notes to financial statements are an integral part of these statements.

                             THE LION BREWERY, INC.

                              STATEMENTS OF INCOME

                                  (Unaudited)


                        Three Months Ended June 30,  Nine Months Ended June 30,
                        ---------------------------  --------------------------
                             1998         1997           1998         1997
                             ----         ----           ----         ----

Gross sales             $ 7,897,000    $ 7,747,000   $20,428,000   $19,552,000
Less excise taxes           141,000        140,000       308,000       353,000
                        -----------    -----------   -----------   -----------

Net sales                 7,756,000      7,607,000    20,120,000    19,199,000

Cost of sales             5,878,000      5,636,000    15,277,000    14,434,000
                        -----------    -----------   -----------   -----------

   Gross profit           1,878,000      1,971,000     4,843,000     4,765,000
                        -----------    -----------   -----------   -----------

Operating expenses:
   Delivery                 262,000        239,000       674,000       601,000
   Selling, advertising
      and promotional
      expenses              268,000        319,000       858,000     1,139,000
   General and
      administrative        383,000        369,000     1,100,000     1,073,000
                        -----------    -----------   -----------   -----------

                            913,000        927,000     2,632,000     2,813,000
                        -----------    -----------   -----------   -----------

   Operating income         965,000      1,044,000     2,211,000     1,952,000

Interest income              58,000         27,000       154,000        86,000
                        -----------    -----------   -----------   -----------

Income before provision
   for income taxes       1,023,000      1,071,000     2,365,000     2,038,000
Provision for
   income taxes             415,000        449,000       970,000       884,000
                        -----------    -----------   -----------   -----------

   Net income           $   608,000    $   622,000   $ 1,395,000   $ 1,154,000
                        ===========    ===========   ===========   ===========


Net income per share:

   Basic                $      0.16    $      0.16   $      0.36   $      0.30
                        ===========    ===========   ===========   ===========

   Diluted              $      0.16    $      0.16   $      0.36   $      0.30
                        ===========    ===========   ===========   ===========

Shares used in the
   per share
   calculation:

   Basic                  3,885,000      3,885,000     3,885,000     3,885,000
                        ===========    ===========   ===========   ===========

   Diluted                3,906,000      3,905,000     3,906,000     3,905,000


      The accompanying notes to financial statements are an integral part of these statements.

                             THE LION BREWERY, INC.

                            STATEMENTS OF CASH FLOWS

                FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (Unaudited)

                                                       1998            1997
                                                       ----            ----

Cash flows from operating activities:
Net income                                        $ 1,395,000      $ 1,154,000
Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation and amortization                   673,000          613,000
      Bad debt expense                                 29,000            9,000
      Provision for inventory reserve                  18,000           18,000
      Benefit for deferred income taxes               (13,000)         (17,000)
   Changes in assets and liabilities:
      (Increase) decrease in:
          Accounts receivable                        (737,000)        (711,000)
          Inventories                                (170,000)        (339,000)
          Prepaid expenses and other assets           134,000           67,000
      Increase (decrease) in:
          Accounts payable, accrued expenses
             and refundable deposits                  184,000          163,000
          Income taxes payable                        (88,000)         126,000
                                                  -----------      -----------

              Net cash provided by operating
                 activities                         1,425,000        1,083,000

Cash flows from investing activities:
   Purchase of equipment                             (762,000)      (1,303,000)
                                                  -----------      -----------

              Net increase (decrease) in cash
                 and cash equivalents                 663,000         (220,000)

Cash and cash equivalents, beginning of year        3,184,000        1,992,000
                                                  -----------      -----------

Cash and cash equivalents, end of year            $ 3,847,000      $ 1,772,000
                                                  ============     ===========


Supplementary disclosure of cash flow
   information:
   Cash paid for:
      Income taxes                                $ 1,071,000      $   797,000
                                                  ===========      ===========

      The accompanying notes to financial statements are an integral part of these statements.

                             THE LION BREWERY, INC.

                          NOTES TO FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION:

    The financial statements and accompanying information as of June 30, 1998 and for the three and nine month periods ended June 30, 1998 and 1997 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the financial position of the Company at such dates and the operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of results for the entire year. The interim financial statements and the related notes should be read in conjunction with the notes to the financial statements of the Company included in the Form 10-KSB for the year ended September 30, 1997.

2. NET INCOME PER SHARE:

    The Company has adopted Statement of Financial Accounting Standards SFAS No. 128, "Earnings Per Share" ("Statement 128"). Statement 128 requires the presentation of basic earnings per share and diluted earnings per share. Basic earnings per common share was calculated based upon net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share was calculated based upon net income divided by the weighted average number of common shares outstanding, adjusted for the incremental dilution of outstanding stock options during the period. (Common share equivalents of outstanding dilutive stock options were 21,000 and 20,000 for the three and nine month periods ending June 30, 1998 and June 30, 1997, respectively.) Diluted earnings per common share excludes the impact of certain stock options as they are antidilutive. Basic and diluted earnings per common share for the period ended June 30, 1997, are the same amounts as the Company's historical presentation of net income per share.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

GROSS SALES AND EXCISE TAXES

The Company's gross sales increased 1.9% to $7,897,000 in the three months ended June 30, 1998 from $7,747,000 in the three months ended June 30, 1997. The Company's sales volumes for the three months ended June 30, 1998 were favorably impacted by increases in contract beer and soda sales.

The Company is required to pay federal and state excise taxes on sales of its beer. The federal excise tax increases from $7 to $18 per barrel on production over 60,000 barrels. Total excise taxes increased to $141,000 in the three months of ended June 30, 1998 from $140,000 in the same period of fiscal 1997. Excise taxes are accrued at a rate of $7 per barrel in expectation that beer production will not exceed 60,000 barrels.

NET SALES

The Company's net sales increased 2.0% to $7,756,000 in the three months ended June 30, 1998 from $7,607,000 in the three months ended June 30, 1997. Net sales of malta decreased 1.6%, as a result of the timing of customer promotions. Net sales of alcoholic specialty beverages, produced under contract, and specialty soft drinks increased 12.9%, and 10.0%, respectively. Although sales volume remained stable, as a result of price decreases, net sales of craft beers, produced under the Company's own labels, decreased 10.0%. Net sales of popular priced beers increased 1.7%.

GROSS MARGIN

The Company's gross margin (gross profit as a percentage of net sales) was 24.2% for the three months ended June 30, 1998, in comparison to 25.9% for the three months ended June 30, 1997. This decrease in gross margin results from a reduction in the availability of recycled bottles and the composition of the Company's sales mix. The Company experienced a reduction in the availability of certain styles of recycled bottles from its current sources. This reduction in availability resulted in an increased cost of bottles; reducing the gross margin. The Company will make all efforts to mitigate the future effect of the increased cost of bottles on gross margins, but no assurances can be made that the Company will be successful in this regard. The gross margin was also negatively impacted by the increase in specialty soft drinks sales to 15.5% of net sales in the three months ended June 30, 1998 from 14.4% in the three months ended June 30, 1997. The growth in specialty soft drinks has occurred in a product line which yields a lower gross margin because it is primarily packaged using new bottles.

DELIVERY EXPENSE

Delivery expense as a percentage of net sales increased to 3.4% of net sales, increasing to $262,000 during the three months ended June 30, 1998 from $239,000 during the three months ended June 30, 1997. This increase results from the increase in specialty soft drink sales. Malta and specialty soft drinks are shipped common carrier at the Company's expense.

SELLING, ADVERTISING AND PROMOTIONAL EXPENSE

Selling, advertising and promotional expenses decreased 16.0% to $268,000 in the three months ended June 30, 1998 from $319,000 in the comparable period of fiscal 1997. This decrease is the result of the Company strategically reducing its sales and marketing expenditures for Company label craft beers due to the softening of the craft beer category and the intense competition from both large and small brewers. The Company is focusing its efforts more heavily on its local and contiguous markets.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses remained at 4.9% of net sales, increasing to $383,000 during the three months ended June 30, 1998 from $369,000 during the three months ended June 30, 1997.

OPERATING INCOME

Operating income decreased 7.6% to $965,000, or 12.4% of net sales in the three months ended June 30, 1998 decreasing from $1,044,000, or 13.7% of net sales in the comparable period of fiscal 1997. This decrease results from a reduction in the availability of certain styles of recycled glass from current sources.

INTEREST INCOME

Interest income was $58,000 in the three months ended June 30, 1998 compared to $27,000 in the three months ended June 30, 1997. The interest income results from income earned on short-term investments. Cash and cash equivalents increased to $3,847,000 at June 30, 1998 from $1,772,000 at June 30, 1997.

PROVISION FOR INCOME TAXES

The effective tax rate was 41% and 42% for the three months ended June 30, 1998 and 1997, respectively. State income taxes and nondeductible goodwill amortization impact the effective tax rates.

RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 1998 AND 1997

GROSS SALES AND EXCISE TAXES

The Company's gross sales increased 4.5% to $20,428,000 in the nine months ended June 30, 1998 from $19,552,000 in the nine months ended June 30, 1997. The Company's sales volumes for the first nine months of fiscal 1998 were favorably impacted by increases in contract beer and soda sales.

The Company is required to pay federal and state excise taxes on sales of its beer. The federal excise tax increases from $7 to $18 per barrel on production over 60,000 barrels. Total excise taxes decreased 12.7% to $308,000 in the first nine months of fiscal 1998 from $353,000 in the same period of fiscal 1997. This decrease results from a reduction in the excise tax rate applied. Excise taxes are accrued at a rate of $7 per barrel in expectation that beer production will not exceed 60,000 barrels.

NET SALES

The Company's net sales increased 4.8% to $20,120,000 in the nine months ended June 30, 1998 from $19,199,000 in the nine months ended June 30, 1997. Net sales of malta, alcoholic specialty beverages, produced under contract, and specialty soft drinks increased 1.5%, 20.5%, and 16.8%, respectively. Net sales of craft beers, produced under the Company's own labels decreased 3.9%, despite a sale of 12,300 cases of Brewery Hill Pale Ale to Beers Across America. Net sales of popular priced beers decreased 10.0%.

GROSS MARGIN

The Company's gross margin (gross profit as a percentage of net sales) was 24.1% for the first nine months of fiscal 1998, in comparison to 24.8% for the first nine months of fiscal 1997. This decrease in gross margin results from a reduction in the availability of recycled bottles and the composition of the Company's sales mix. The Company experienced a reduction in the availability of certain styles of recycled bottles from its current sources. This reduction in availability resulted in an increased cost of bottles; reducing the gross margin. The Company will make all efforts to mitigate the future effect of the increased cost of bottles on gross margins, but no assurances can be made that the Company will be successful in this regard. The gross margin was also negatively impacted by the increase in specialty soft drinks to 13.6% of net sales in the first nine months of fiscal 1998 from 12.2% in the first nine months of fiscal 1997. The growth in the specialty soft drinks has occurred in a product line which yields a lower gross margin because it is primarily packaged using new bottles.

DELIVERY EXPENSE

Delivery expense as a percentage of net sales increased to 3.3% of net sales, increasing to $674,000 during the first nine months of fiscal 1998 from $601,000 during the first nine months of fiscal 1997. This increase results from the increase in specialty soft drink sales. Malta and specialty soft drinks are shipped common carrier at the Company's expense.

SELLING, ADVERTISING AND PROMOTIONAL EXPENSE

Selling, advertising and promotional expenses decreased 24.7% to $858,000 in the first nine months of fiscal 1998 from $1,139,000 in the comparable period of fiscal 1997. This decrease is the result of the Company strategically reducing its sales and marketing expenditures for Company label craft beers due to the softening of the craft beer category and the intense competition from both large and small brewers. The Company is focusing its efforts more heavily on its local and contiguous markets.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were $1,100,000 or 5.5% of net sales in the first nine months of fiscal 1998 in comparison to $1,073,000 or 5.6% in the first nine months of fiscal 1997.

OPERATING INCOME

Operating income increased 13.3% to $2,211,000, or 11.0% of net sales in the first nine months of fiscal 1998 increasing from $1,952,000, or 10.2% of net sales in the first nine months of fiscal 1997. This increase results from the increase in sales and the decrease in selling, advertising and promotional expenses.

INTEREST INCOME

Interest income was $154,000 in the first nine months of fiscal 1998 compared to $86,000 in the first nine months of fiscal 1997. The interest income results from income earned on short-term investments. Cash and cash equivalents increased to $3,847,000 at June 30, 1998 from $1,772,000 at June 30, 1997.

PROVISION FOR INCOME TAXES

The effective tax rate was 41% and 43% for the first nine months of fiscal 1998 and 1997, respectively. State income taxes and nondeductible goodwill amortization impact the effective tax rates.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded operations primarily through cash generated from operations and bank and other debt. Cash flows provided from operations were $1,425,000 and $1,083,000 in the first nine months of fiscal 1998 and 1997, respectively.

The cash flows from operations were primarily generated from net income, a decrease in prepaid expenses and a increase in accounts payable, which was offset by increases in accounts receivable and inventory and a decease in income taxes payable. The increases in accounts receivable and inventory of $737,000 and $170,000, respectively, result from the seasonality of the business and the expansion of products produced by the Company. The increase in inventory was offset by a decline in recycled bottle inventory, due to the Company experiencing a reduction in the availability of certain styles of recycled bottles from its current sources. Accounts payable, accrued expenses and refundable security deposits increased $184,000. Income taxes payable decreased by $88,000 as a result of the timing of tax payments. In the first nine months of fiscal 1998, the cash provided from operations was used to purchase equipment of $762,000 and to increase cash reserves. The Company anticipates capital expenditure requirements for the remainder of fiscal 1998 will range from $300,000 to $400,000. These capital expenditures include upgrading the electrical systems and structural repairs to the brewhouse and bottleshop.

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

                                                 THE LION BREWERY, INC.
                                                 ------------------------------
                                                          (Registrant)


Date:      August 13, 1998                       /s/ Charles E. Lawson
     ----------------------------                ------------------------------
                                                 CHARLES E. LAWSON
                                                 President and Chief Executive
                                                 Officer


Date:      August 13, 1998                       /s/ Patrick E. Belardi
     --------------------------                  -----------------------------
                                                 PATRICK E. BELARDI
                                                 Vice President and Chief
                                                 Financial Officer

                                 EXHIBIT INDEX

      Exhibit             Description
      -------             -----------
        27                Financial Data Schedule